Form 10KSB
period 1999-02-28
MESA COUNTY BREWING CO /CO
filed 1999-04-08
CIK 1055313

Form 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)
[X] Annual  report under section 13 or 15(d) of the  Securities  Exchange Act of
1934
For the fiscal year ended February 28, 1999.
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ................to.................
Commission file number: 0-25319

                             Mesa County Brewing Co.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                               84-1191355
           --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

4155 E. Jewell Ave., #909, Denver, Colorado                          80222
-------------------------------------------                          -----
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, (303) 691-6163
Issuer's facsimile number, (303) 6915154

                                      NONE
                                      ----
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: No: X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] State issuer's revenues for its most recent fiscal year: $0.00 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $0.00. Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceeding during the past five years)
Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] NOT APPLICABLE

(Applicable only to corporate registrants)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,240,000.

Documents incorporated by reference
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one):Yes.[X]; No...

     In accordance with paragraph H of the General Instructions the registrant has elected to provide the information set forth under "Information Required in Annual Report of Transitional Small Business Issuers."

                                     PART I

                                 Alternative 1.
                                 --------------

     The Company has elected to furnish the information required by Questions 1, 3, 4, 11, 14- 20, 28-43, 45, and 47-50 of Model A of Form 1-A, as follows:

                                   THE COMPANY

2.   Exact corporate name: Mesa County Brewing Co.
     State and date of incorporation: Colorado - September 16, 1991.

     Street address of principal office: 4155 East Jewell Avenue, Suite 909, Denver, Colorado 80222

     Company Telephone Number: 303-691-6163        Fiscal Year: February 28.
     Person(s) to contact at Company: Edward H. Hawkins
     Telephone Number (if different from above:) N/A


                            BUSINESS AND PROPERTIES/

3.   With respect to the business of the Company and its properties:

     (a) Describe in detail what business the Company does and proposes to do, including what products or goods are or will be produced or services that are or will be rendered.

          The Company is a small organization, just beginning its operation, despite the fact the Company was incorporated in 1991. The officers and directors as well as some of the shareholders are admirers of various types of beers being brewed by small breweries, and have observed that, although each brewing facility distributes information about its organization and products, there is no consolidated printed information which can be distributed to the general beer drinking public by microbreweries and brewpubs as promotional materials. Information by trade associations is slanted toward brewers rather than the beer drinking public. As a result the Company believes that is a niche that can be filled in disbursing information about craft beers and the people and organizations who brew them.

          The Company produces and proposes to produce consolidated information and data relating to brewpubs and microbreweries located in the area generally described as the Rocky Mountain area, comprised of the states of Montana, Wyoming, Utah, Colorado, Arizona and New Mexico, and the various beers which are brewed by these establishments.

     (b) Describe how these products or services are to be produced or rendered and how and when the Company intends to carry out its activities. If the Company plans to offer a new product(s), state the present stage of development, including whether or not a working prototype(s) is in existence. Indicate if completion of development of the product would require a material amount of the resources of the Company, and the estimated amount. If the Company is or is expected to be dependent upon one or a limited number of suppliers for essential raw materials, energy or other items, describe. Describe any major existing supply contracts.

          Information and data about brewpubs and microbreweries are collected and assembled in part from public state and federal data banks relating to liquor and restaurant licensing. In addition, the Company acquires information and retail documentation from various trade associations and organizations. This information is compiled, catalogued and disbursed in several ways including printed brochures, pamphlets, promotional items, and through internet sites. Preliminarily, the acquisition and assemblage of the information and data will not require a material amount of resources of the Company.

     (c) Describe the industry in which the Company is selling or expects to sell its products or services and, where applicable, any recognized trends within that industry. Describe that part of the industry and the geographic area in which the business competes or will compete.

     Indicate whether competition is or is expected to be by price, service, or other basis. Indicate (by attached table if appropriate) the current or anticipated prices or price ranges for the Company's products or services, or the formula for determining prices, and how these prices compare with those of competitors' products or services, including a description of any variations in product or service features. Name the principal competitors that the Company has or expects to have in its area of competition. Indicate the relative size and financial and market strengths of the Company's competitors in the area of competition in which the Company is or will be operating. State why the Company believes it can effectively compete with these and other companies in its area of competition.

          According to numerous sources, there are approximately thirty-three specialty breweries in the United States, four hundred fifty microbreweries, and eight hundred, fifty brewpubs. A specialty brewery is defined in the brewing industry as a brewery which specializes in an all-malt, specialty, proprietary beer. A microbrewery is defined as a brewery which brews its beer in small amounts, less than 15,000 barrels per year and distributes only in its local area. A brewpub is a brewery which is self contained within, or adjacent to, a restaurant and is generally designed to mimic a British or Irish pub. Brewers of these types are generally lumped together in a term known as "craft-brewers."

          Additionally there are approximately 142 contract brewers that brew or sell private label beer for their clients. These brewers may or may not brew one or more specialty beers with their own label. The Institute for Brewing Studies, a division of the Association of Brewers reports that the total craft-brewing industry dollar volume for 1996 was $2.867 trillion.

          In the company's target sales area, there are approximately 145 microbrewers and brewpubs in the State of Colorado with the largest grouping in metropolitan Denver numbering 54. The next largest grouping is north of Denver encompassing Boulder and Ft. Collins, each being college towns and numbering in total 31. There are approximately 14 of such establishments in Arizona, 14 in Montana, 3 in Wyoming, 11 in Utah, and 13 in New Mexico. The exact number of establishments changes frequently as some organizations founder and close, others consolidate and merge, while other new ones emerge from time to time. The Company sees this fluctuating number of microbrewers and brewpubs as an advantage to its business as the documentation of these organizations and the products they produce will, of necessity, need to be updated monthly or quarterly.

          Exact data for microbreweries and brewpubs from trade associations and other data banks have been, and will likely continue to be, difficult to obtain and the most recent reliable information is for the product year 1996. The Company has been able to generate only a smattering of national information for the years 1997 and 1998. Although the craft-brewing industry does not attempt to discourage the gathering of such information, the units of the industry are so wide-spread, fast-growing and diversified that the industry associations may quite possibly find it difficult to keep up with the facts.

          The Company does not intend to become a gathering or source depository for industry data, but will report such data to media and promotional organizations. The primary thrust of the Company is the coordinate a listing of microbrews and brewpubs for release to the general public as an encouragement to patronize these establishments and products. To facilitate this publishing effort, the Company will rely on advertising revenue for space sales in printed and internet media. The printed materials will be made available to advertisers for free handouts at various public events, gatherings, concerts, etc.

          Competition from other companies which may or may not be engaged in the same or similar business is difficult to ascertain at the present time. General circulation newspapers publish local restaurant and bar information from time to time in restaurant and entertainment guides, but the Company has determined that these listings are infrequent and often times obsolete after several months. Some data are disbursed by industry associations but this information is usually of a technical nature and of small use to retail customers of microbrewery products and brewpubs. The Company believes it can compete successfully as it has determined that although the information and data are available from many scattered sources in numerous forms, no company to the Company's knowledge has yet compiled such information in an organized and useful manner with the thrust to the retail customer and beer affectionados.

     (d) Describe specifically the marketing strategies the Company is employing or will employ in penetrating its market or in developing a new market. Set forth in response to Question 4 below the timing and size of the results of this effort which will be necessary in order for the Company to be profitable. Indicate how and by whom its products or services are or will be marketed (such as by advertising, personal contact by sales representatives, etc.), how its marketing structure operates or will operate and the basis of its marketing approach, including any market studies. Name any customers that account for, or based upon existing orders will account for a major portion (20% or more) of the Company's sales. Describe any major existing sales contracts.

     The Company intends to market its products to microbreweries and brewpubs as advertisers in its printed and other media. The Company will use its officers to accomplish the commencement of its sales advertising efforts and may, at the Company's option, employ independent advertising sales organizations to sell its advertising on a commission basis. The Company does not have any contracts at the time of this registration.

     In addition, the Company will sell brochures and pamphlets to businesses as "give-aways" carrying the business' advertising. The Company intends to derive its revenues, among other things, from the sale of these brochures, pamphlets, and advertising space in such publications. To accomplish some of this activity the Company will attend brewing and beer tasting parties to display and distribute samples of the advertising pieces. The Company expects its first publications will be flyers and small brochures listing brewpubs and microbreweries in the Denver metropolitan area.


     (e) State the backlog of written firm orders for products and/or services as of a recent date (within the last 90 days) and compare it with the backlog of a year ago from that date:

                  As of: 03/01/99                 $ -0-
                     (a recent date)

                  As of: 03/01/99                 $ -0-
                   (one year earlier)

     Explain the reason for significant variations between the two figures, if any. Indicate what types and amounts of orders are included in the backlog figures. State the size of typical orders. If the Company's sales are seasonal or cyclical, explain. NOT APPLICABLE

     (f) State the number of the Company's recent employees and the number of employees it anticipates it will have within the next 12 months. Also, indicate the number of type of employee (i.e., clerical, operations, administrative, etc.) The Company will use, whether or not any of them are subject to collective bargaining agreements, and the expiration date(s) of any collective bargaining agreement(s). If the Company's employees are on strike, or have been in the past three years, or are threatening to strike, describe the dispute. Indicate any supplemental benefits or incentive arrangements the Company has or will have with its employees.

          The only employees of the Company are its President and Secretary. The Company has made no determination about additional employees. If the revenues of the Company are obtained through its advertising sales, the Company estimates that it may need to hire up to three staff employees in a clerical jobs. Additionally, the Company may, as noted above, employ contract sales persons or organizations on a commission basis to assist in its marketing of advertising.


     (g) Describe generally the principal properties (such as real estate, plant and equipment, patents, etc.) That the Company owns, indicating also what properties it leases and a summary of the terms under those leases, including the amount of payments, expiration dates and the terms of any renewal options. Indicate what properties the Company intends to acquire in the immediate future, the cost of such acquisitions and the sources of financing it expects to use in obtaining these properties, whether by purchase, lease or otherwise.

          The Company owns no properties and does not contemplate any such ownership in the near future.

     (h) Indicate the extent to which the Company's operations depend or are expected to depend upon patents, copyrights, trade secrets, know-how or other proprietary information and the steps undertaken to secure and protect this intellectual property, including any use of confidentiality agreements, covenants-not-to-compete and the like. Summarize the principal terms and expiration dates of any significant license agreements. Indicate the amounts expended by the Company for research and development during the last fiscal year, the amount expected to be spent this year and what percentage of revenues research and development expenditures were for the last fiscal year.

          The Company does not depend on patents, copyrights, trade secrets, proprietary know-how. The Company anticipates that some of its printed and other materials will be copyrighted. The Company expended no monies for research and development in previous years.

     (i) If the Company's business, products, or properties are subject to material regulation (including environmental regulation) by federal, state, or local governmental agencies, indicate the nature and extent of regulation and its effects or potential effects upon the Company.

          The  Company  is  not  subject  to  governmental   regulation  in  its
          publishing efforts other than local state and municipal sales tax licenses.

     (j) State the names of any subsidiaries of the Company, their business purposes and ownership, and indicate which are included in the Financial Statements attached hereto. If not included, or if included by not consolidated, please explain.

          NONE

     (k) Summarize the material events in the development of the Company (including any material mergers or acquisitions) during the past five years, or for whatever lesser period the Company has been in existence. Discuss any pending or anticipated mergers, acquisitions, spin-offs or recapitalizations. If the Company has recently undergone a stock split, stock dividend or recapitalization in anticipation of this offering, describe (and adjust historical per share figures elsewhere in this Offering Circular accordingly). The Company is unable to ascertain what this last sentence means as this is not an offering. Shares have already been sold.

          The Company is substantially a start-up company which, although having been incorporated in 1991, has had no operations to this date other than the preparatory efforts by its officers and directors in the work of identifying and gathering of information preliminary to designing its advertising campaigns.

4.
     (a)If the Company was not profitable during its last fiscal year, list below in chronological order the events which in management's opinion must or should occur or the milestones which in management's opinion the Company must or should reach in order for the Company to become profitable, and indicate the expected manner of occurrence or the expected method by which the Company will achieve the milestones.

--------------------------------------------------------------------------------
                                                     Date or number of months
                      Expected manner of occurrence  after receipt of proceeds
Event of Milestone    or method of achievement       when should be accomplished
================================================================================

Continued gathering      Officers' efforts              3 months
    of data

Design of product        Officers' efforts              4 months

Selling of advertising   Officers' efforts              5 months
                         And commission
                         Sales persons

Publication of data      Officers' efforts              6 months

     (b) State the probable consequences to the Company of delays in achieving each of the events or milestones within the above time schedule, and particularly the effect of any delays upon the Company's liquidity in view of the Company's then anticipated level of operating costs. (See Question No. 11)

          If the Company is unable to meet its deadline in the accomplishments of the above milestones, the Company may be faced with the raising of additional equity funds to continue its business plan. In this case there is no assurance whatsoever that the Company will have these funds available. If not, the Company may not be able to continue its operation.

11. Indicate whether the Company is having or anticipates having within the next 12 months any cash flow or liquidity problems and whether or not it is in default or in breach of any note, loan, lease or other indebtedness or financing arrangement requiring the Company to make payments. Indicate if a significant amount of the Company's trade payables have not been paid within the stated trade term. State whether the Company is subject to any unsatisfied judgments, liens or settlement obligations and the amounts thereof. Indicate the Company's plans to resolve any such problems.

     The Company has no debt and no judgements pending or otherwise. The Company does not anticipate any cash flow problems and believes it will have sufficient cash to operate during the next twelve months. If in the event the Company determines it needs to raise additional operating capital, the Company believes the most appropriate form would be a debt offering rather than additional equity formation. Since the Company does not contemplate such an offering at the date of this registration statement, the Company has not determined any amount to raise.

                    DIVIDENDS, DISTRIBUTIONS AND REDEMPTIONS

28. If the Company has within the last five years paid dividends, made distributions upon its stock or redeemed any securities, explain how much and when:

         NONE

                    OFFICERS AND KEY PERSONNEL OF THE COMPANY


28.  Chief Executive Officer:                         Title: President
     Name: Robert R. Turner                           Age: 52
     Office Street Address: 4155 E. Jewell Avenue     Telephone No: 303-691-6163
                            Denver, CO 80222

Name of employers, titles and dates of positions held during past five years with an indication of job responsibilities:

     ROBERT R. TURNER has been the Secretary and Director of the Company since January 15, 1998. Mr. Turner is also the manager of Accoustic Music Revival, a musical instrument retail store. Additionally, since 1965, Mr. Turner has been, and currently is, the President of Turner Company, a privately owned communications company based in Denver, Colorado and Unicorn Publishing Co., a privately held music recording and publishing company. Mr. Turner is a performing artist and musician with 30 years experience as a marketing, communications and advertising executive in record and audio-visual production, entertainment performing and management, public relations; and a professional composer, writer, producer, artist in music, television, and motion pictures. As a professional entertainer he has appeared at Hollywood Bowl, Hollywood, California; Harrah's Club, Lake Tahoe (Andy Griffith Show); Sands Hotel, Las Vegas (Jerry Lewis Show); Showboat Hotel, Las Vegas; London House, Chicago; Ice House, Pasadena, California; College concerts and nightclubs across the country and special concerts in England, Switzerland and France. He has received the following awards for his creative work in advertising production: Grand ALFIE AWARD, Denver Advertising Federation, "Colorado Department of Tourism" 1985; ALFIE AWARD, D.A.F. "Wood Bros. Homes" 1985; ALFIE AWARD, D.A.F. "Colorado Better Air" 1985; ALFIE AWARD, D.A.F. "J. C. Penney" 1981; and National Art Directors, "J. C. Penney" 1981. Mr. Turner was also the Secretary of Pub Singin' Inc., a private publishing company from January 15, 1997 to March 1 1998. Mr. Turner attended the University of Colorado, Boulder, Colorado 1961-1964, Major:
Business Administration, Minor: Economics, and Colorado School of Mines, 1965, Engineering. He has been a Guest Lecturer at Metro State College, Denver, Colorado and the University of Colorado-Denver. Mr. Turner holds memberships in the National Academy of Recording Arts and Science (NARAS), Screen Actors Guild
(SAG), American Federation of Television and Radio Artists (AFTRA), American Federation of Musicians (AF of M), and Alpha Tau Omega Fraternity.

Education (degrees, school, and dates): Mr. Turner is a graduate of Lakewood, Colorado High School. He attended the University of Colorado, Boulder, Colorado 1961-1964, Major: Business Administration, Minor: Economics, and Colorado School of Mines, 1965, Engineering. He has been a Guest Lecturer at Metro State College, Denver, Colorado and the University of Colorado-Denver.

Also a Director of the Company?     [x] Yes    [ ] No

Indicate  amount of time to be spend on Company  matters if less than full time:
Two days per month until fully operational.

31. Chief Financial Officer:                          Title: Secretary
    Name: Edward H. Hawkins                           Age: 74
    Office Street Address: 4155 E. Jewell Avenue      Telephone No: 303-691-6163
                           Denver, CO 80222

Name of employers, titles and dates of position held during past five years with an indication of job responsibilities:

     EDWARD H. HAWKINS has been the Secretary of the Company since January 15, 1998. Mr. Hawkins is a management and financial consultant employed by RH Consulting Group, Inc., Denver, Colorado. He is also a published author of three novels and a motion picture screenwriter, producer and director, having produced over 100 motion pictures and television programs. He is also the Secretary of Sheffield Rounds, Ltd., a private publisher of archery information.

Education (degrees, schools, and dates): Mr. Hawkins is a graduate of Osawatomie, Kansas High School. He attended University of California - San Francisco Art College and adult education classes at Colorado University. He has been a guest media instructor at Arapahoe Community College, Littleton, Colorado.

Also a Director of the Company?      [X] Yes    [ ] No

     Indicate amount of time to be spend on Company matters if less than full time: Four days a month until fully operational.

                            DIRECTORS OF THE COMPANY

33.  Number of Directors:   2.

     If Directors are not elected annually, or are elected under a voting trust or other arrangement, explain: NOT APPLICABLE.

34.  Information   concerning  outside  or  other  Directors  (i.e.,  those  not described above): NOT APPLICABLE.


     1. Name:                                  Age:
        Office Street Address:                 Telephone No:

     Names of employers, titles and dates of positions held during past five years with an indication of job responsibilities: Education (degrees, schools, and dates):

     2. Name:                                  Age:
        Office Street Address:                 Telephone No:

     Names of employers, titles and dates of positions held during past five years with an indication of job responsibilities:

     Education (degrees, schools, and dates):

35. (a) Have any of the Officers or Directors ever worked for or managed a company (including a separate subsidiary or division of a larger enterprise) in the same business as the Company? [ ] Yes [x] No

          Explain:

     (b) If any of the Officers, Directors or other key personnel have ever worked for or managed a company in the same business or industry as the Company or in a related business or industry, describe what precautions, if any, (including the obtaining of releases or consents from prior employers) have been taken to preclude claims by prior employers for conversion or theft of trade secrets, know-how or other proprietary information.

          The officers and directors have never worked for or been involved in the operation of a company which assembles and publishes information and date pertaining to the microbrew and brewpub industries.

     (c) If the Company has never conducted operations or is otherwise in the development stage, indicate whether any of the Officers or Directors has ever managed any other company in the start-up or development stage and describe the circumstances, including relevant dates.

          The officers and directors of the Company have never managed any other company in the development stage similar to the operations of the Company.

     (d) If any of the Company's key personnel are not employees but are consultants or other independent contractors, state the details of their engagement by the Company.

          NONE

     (e) If the Company has key man life insurance policies on any of its Officers, Directors or key personnel, explain, including the names of the persons insured, the amount of insurance, whether the insurance proceeds are payable to the Company and whether there are arrangements that require the proceeds to be used to redeem securities or pay benefits to the estate of the insured person or a surviving spouse.

          NONE

36. If a petition under the Bankruptcy Act or any State insolvency law was filed by or against the Company or its Officers, Directors or other key personnel, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any such persons, or any partnership in which any of such persons was a general partner at or within the past five years, or any corporation or business association of which any such person was an executive officer at or within the past five years, set forth below the name of such persons, and the nature and date of such actions.

     NOT APPLICABLE.


                             PRINCIPAL STOCKHOLDERS

37. Principal owners of the Company at the date of this registration statement (those who beneficially own directly or indirectly 10% or more of the common and preferred stock presently outstanding) starting with the largest common stockholder. Include separately all common stock issuable upon conversion of convertible securities (identifying them by asterisk) and show average price per share as if conversion has occurred. Indicate by footnote if the price paid was for a consideration other than cash and the nature of any such consideration.


-------------------------------------------------------------------------------------------------
                                           Average                        No. of Shares
                               Class       Price      No. of      %       Held After        %
                               of          Per        Shares      of      Offering if All   of
                               Shares      Share      Now Held    Total   Securities Sold   Total
-------------------------------------------------------------------------------------------------

Name: Robert R. Turner         Common      $.0005     60,000        3%         3%             3%
Office Street Address:
4155 E. Jewell Avenue
Denver, CO 80222
Telephone No:
303.691-6163
Principal occupation:
Writer, Musician

Name: Edward H. Hawkins        Common      $.0005     60,000        3%         3%             3%
Office Street Address:
4155 E. Jewell Avenue
Denver, CO 80222
Telephone No:
303-691-6163
Principal occupation:
Multi-Media Consultant

Name: Eastbury Enterprises
Limited                        Preferred   $.10        4,000      100%       100%           100%
Roger J. Bennett, President
Office Street Address
4th Floor, 54-58 Athol Street


Douglas, Isle of Man IM1 1JD
Principal occupation
Investment company:


38.  Number of shares  beneficially  owned by Officers and Directors as a group:
     (Note: This is not an offering. But Alternative 1, requires this item)

     Before offering 120,000 shares (6% of total outstanding)
     After offering: a) Assuming minimum securities sold:
                        120,000 shares (6 % of total outstanding)
                     b) Assuming maximum securities sold:
                        120,000 shares (6% of total outstanding)

     (Assume all options exercised and all convertible securities converted.) NOT APPLICABLE


             MANAGEMENT RELATIONSHIPS, TRANSACTIONS AND REMUNERATION

39. (a) If any of the Officers, Directors, key personnel or principal stockholders are related by blood or marriage, please describe.
          NOT APPLICABLE

     2. If the Company has made loans to or is doing business with any of its Officers, Directors, key personnel or 10% stockholders, or any of their relatives (or any entity controlled directly or indirectly by any such persons) within the last two years, or proposes to do so within the future, explain. (This includes sales or lease of goods, property or services to or from the Company, employment or stock purchase contracts, etc.) State the principal terms of any significant loans, agreements, leases, financing or other arrangements.

          NONE

     3. If any of the Company's Officers, Directors, key personnel or 10% stockholders has guaranteed or co-signed any of the Company's bank debt or other obligations, including any indebtedness to be retired from the proceeds of this offering, explain and state the amounts involved.

          NONE.

40. (a) List all remuneration by the Company to Officers, Directors and key personnel for the last fiscal year:

          No remuneration was paid to the officers or directors of the Company during the past fiscal year.

41. (a) Number of shares subject to issuance under presently outstanding stock purchase agreements, stock options, warrants or rights: shares ( % of total shares to be outstanding after the completion of the offering if all securities sold, assuming exercise of options and conversion of convertible securities). Indicate which have been approved by shareholders. State the expiration dates, exercise prices and other basic terms for these securities:

          NOT APPLICABLE.

     2. Number of common shares subject to issuance under existing stock purchase or option plans but not yet covered by outstanding purchase agreements, options or warrants: shares.

          NOT APPLICABLE.

     3. Describe the extent to which future stock purchase agreements, stock options, warrants or rights must be approved by shareholders.

          NOT APPLICABLE.

42. If the business is highly dependent on the services of certain key personnel, describe any arrangements to assure that these persons will remain with the Company and not compete upon any termination.

     The business of the company is highly dependent upon the services of the officers and directors of the Company. If these persons were not available for any reason, the Company feels it would not be difficult to find other persons with like-in-kind abilities, but it is undetermined whether the Company could attract such persons at the price or salary which the Company might be able to pay. The Company has no non-compete agreements with its officers and directors and in the absence of such agreements, the Company is at risk with respect to the competitiveness of its officers and directors if such persons decide to leave the employ of the Company and seek other employment with companies which may be in a position to compete. After reviewing the above, potential investors should consider whether or not the compensation to management and other key personnel directly or indirectly, is reasonable in view of the present stage of the Company's development.

                                   LITIGATION

43. Describe any past, pending or threatened litigation or administrative action which has had or may have a material effect upon the Company's business, financial condition, or operations, including any litigation or action involving the Company's Officers, Directors or other key personnel. State the names of the principal parties, the nature and current status of the matters, and amounts involved. Give an evaluation by management or counsel, to the extent feasible, of the merits of the proceedings or litigation and the potential impact on the Company's business, financial condition, or operations.

     The Company is not engaged in any litigation of any kind and none is anticipated.

                              MISCELLANEOUS FACTORS

45. Describe any other material factors, either adverse or favorable, that will or could affect the Company or its business (for example, discuss any defaults under major contracts, any breach of bylaw provisions, etc.) or which are necessary to make any other information in this Offering Circular [registration statement in this case as this is not an offering circular] not misleading or incomplete.

     The Company is just entering into an enterprise which may be designated as a start-up business. The Company has never engaged in this type of business and the members of management have had no experience in the business of the Company, but have similar experience in publication and media. At the time of this Annual Report the Company has no contracts and has had no revenues or profits. The Company has registered its common stock under the Securities Exchange Act of 1934, as amended, with the prospect that in the future, if the Company is successful in its endeavors as described in its business plan, the common stock of the Company will be traded on one or more of the national exchanges and one of the major requirements of such exchanges is that the Company must be a reporting company under the provisions of the Securities Exchange Act of 1934, as amended. Therefore, the directors of the Company determined that it was in the best interest of the shareholders of the Company that the Company register the shares of common stock to facilitate any future trading on one or more of the U.S. stock exchanges, so the sale of the shares of the the Company held by the shareholders will not be impeded or delayed by reason of any restrictions attributable to the lack of registration by the Company.

     At the date of this Annual Report, the Company does not know if it will apply for listing of its shares of common stock on an exchange or market. If in the event the Company elects to apply for listing on an exchange it currently may qualify only for either the National Quotation Bureau ("Pink Sheets") or the OTC Bulletin Board, promulgated by the National Association of Securities Dealers, Inc. ("NASD"). However, should the Company elect to apply for such listing, the approval for such listing is dependent upon the affirmative decision of the market-maker(s), if any, and the concurrent approval of NASD Regulation, Inc., If such approval is not forthcoming, the shares of the Company's common stock may never be listed for trading.


     Year 2000. The Company believes the effects of the end of the year 1999 and the onset of the year 2000, as they might impinge on computers and other associated electronic instruments and computer controlled mechanical devices, may not affect the business of the Company to any large degree, except in a derivative manner. The Company does not, per se, use computers in its business, except for word processing and general secretarial work. However, the printers and artists employed by the Company under contract to produce some of the Company's products of brochures, booklets and pamphlets may experience any number of difficulties which are, at present, unknown to the Company. The printers and artists may not know or recognize them either, so it is difficult to predict any disturbance or disruption of the Company's business which may occur nine months hence. However, the Company intends to keep a watchful eye on the situation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            CERTAIN RELEVANT FACTORS

47. If the Company's financial statements show losses from operations, explain the causes underlying these losses and what steps the Company has taken or is taking to address these causes.

     The Company has had no revenues or profits since its commencement. This is due primarily to the Company's activities encompassing only the design, collection and organization of information and data pursuant to its business plan. The Company expects to continue this mode of operation until it has completed its organization of material assemblage which will further its business plan and make ready for sale of such information and data to its expected customers.

48. Describe any trends in the Company's historical operating results. Indicate any changes now occurring in the underlying economics of the industry or the Company's business which, in the opinion of Management, will have a significant impact (either favorable or adverse) upon the Company's results of operations within the next 12 months, and give a rough estimate of the probable extent of the impact, if possible.

     The Company has ascertained that information and data pertaining to microbreweries and brewpubs are available but is diverse and hard to assemble. It is the belief of the Company that this situation will persist for the immediate future . The Company knows of no other company in the six-state Rocky Mountain area designated by the Company as its marketing area which is currently engaged in a similar business to the Company. If another company sees fit to engaged in a similar business and is better equipped and better financed that the Company, the Company will be at a serious disadvantage in its marketing efforts. On the other hand, the Company may have found a marketing niche until some company structures its operation to resemble the business plan of the Company to supply a coordinated assemblage of information which will be useful to the general retail public and attractive to the industry.

     After the initial filing of the registration statement on Form 10SB, the Company has progressed, albeit slowly, with its plan of business. Brewpubs seem to be almost everywhere people congregate and more and more are being established every month. This is good for the Company's business as it difficult for any brewpub lover or microbrew drinker to keep up with the changing scene. The Company has found since the inception of its business plan that the necessity of publicity about the locations and products of brewpubs and microbrews is a saleable item. The Company also found out through sales efforts that many businesses, somewhat allied to the entertainment and restaurant business is interested in publishing general information about brewpubs and microbrews as an advertising medium for themselves. It may open up a whole new sales area for the Company's products. We're investigating further.

     In addition, the initial determinations of the Company has shown that the Company could entertain the possibility of distributing, as a wholesaler, books, T-shirts, and promotional items which are locally manufactured and not yet being sold in the Rocky Mountain area. The Company is checking it out and trying to determine if it could be a profit center. If it's not, we'll ignore it. It has also been suggested that the Company become a wholesale distributor for a line of homebrew kits. The directors have discussed this and if it seems feasible and profitable, we'll do it.

49. If the Company sells a product or products and has had significant sales during its last fiscal year, state the existing gross margin (net sales less cost of such sales as presented in accordance with generally accepted accounting principals) as a percentage of sales for the last fiscal year:
     %. What is the anticipated gross margin for next year of operations? Approximately %. If this is expected to change, explain. Also, if reasonably current gross margin figures are available for the industry, indicate these figures and the source or sources from which they are obtained.

50.  Foreign  sales as a percent of total  sales for last fiscal  year:       %.
     Domestic  government  sales as a percent of total  domestic  sales for last
     fiscal  year:       %.  Explain the nature of these  sales,  including  any
     anticipated changes:

     The Company has had no foreign sales or revenues therefrom and does not contemplate any such sales or revenues in the future.


                                     PART II

Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other shareholder matters.

Information required by Item 201 of Regulation S-B.

     (a) Market Information. There is no market price on the Company's common stock as the shares are not trading at the time of this registration statement. The Company does not know if it will attempt to apply for listing of its common stock on one or more of any exchange or markets

     (b) Holders. At the date of February 28, 1999, there are 33 holders of the common equity of the Company.

     (c) Dividends. The Company has paid no dividends and does not contemplate any dividends during the next two fiscal years.

Item 2. Legal Proceedings

     If the registrant uses either Alternative 2 or Alternative 3 of this form, furnish the information required by Item 103 of Regulation S-B.

     Not Applicable. The registrant is using Alternative 1.

Item 3. Changes in and Disagreements with Accountants

     Furnish the information required by Item 304 of Regulation S-B.

     There have been no changes of and no disagreement with accountants on accounting and financial disclosure.

Item 4. Submission of Matters to a Vote of Security Holders

     If any matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, furnish the following information:

     No matter was submitted to the securities holders as described above.

Item 5. Compliance with Section 16(a) of the Exchange Act

     Robert R. Turner, President and Director. No changes since registration. Edward H. Hawkins, Secretary and Director. No changes since registration.

Item 6. Reports on form 8-K

     State whether any reports on Form 8-K were filed during the last quarter of the period covered by this report, listing the times reported, any financial statement filed and the dates of such report.

     No Current Reports on Form 8-K were filed during the last fiscal quarter-year.

PART F/S

Furnish the information required by Item 310 of Regulation S-B.

     The audited financial statements for the fiscal year ended February 28, 1999, follow:

Mesa County Brewing Co.

FINANCIAL STATEMENTS

with

Independent Auditors' Report

For the Years Ended February 28, 1999 and 1998
and the period September 16, 1991 (Inception) through February 28, 1999

                             Mesa County Brewing Co.


TABLE OF CONTENTS

                                                                           Page
                                                                           ----

         Independent Auditors' Report                                       1

         Financial Statements

                  Balance Sheet                                             2

                  Statement of Operations                                   3

                  Statement of Cash Flows                                   4

                  Statement of Shareholder's Equity                         5

                  Notes to the Financial Statements                         6-8

Independent Auditor's Report
----------------------------


We have audited the accompanying balance sheet of Mesa County Brewing Co. (a Developmental Stage Company), at February 28, 1999 , and the related statement of operations, shareholders' equity, and cash flows for the fiscal year ended February 28, 1999 and 1998 and the period September 16, 1991 (inception) through February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa County Brewing Co. at February 28, 1999 and the results of its operations and its cash flows for the fiscal years ended February 28, 1999 and 1998 and the period September 16, 1991 (inception) through February 28, 1999 , in conformity with generally accepted accounting principles.




Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
March 30, 1999

Mesa County Brewing Co.
(A Development Stage Company)
Balance Sheet


                                                                        February
                                                                        28, 1999
                                                                        --------

ASSETS

Current Assets - Cash                                                   $   645


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES                                                             $     0

Current Liabilities - Accounts Payable                                    1,200

SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value,
 Non Voting, Authorized 5,000,000 shares;
Issued And Outstanding 40,000 Shares                                      4,000

Common Stock, No Par Value
 Authorized 50,000,000 shares;
 Issued and outstanding 2,240,000 Shares                                  1,120

Deficit Accumulated During
The Development Stage                                                    (5,675)

TOTAL SHAREHOLDERS' EQUITY                                                 (555)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                    $   645


   The Accompanying Notes Are An Integral Part Of These Financial Statements.



Mesa County Brewing Co.
(A Development Stage Company)
Statement Of Operations

                                                                            September
                                                                            16, 1991
                                                Fiscal         Fiscal      (Inception)
                                              Year Ended     Year Ended      Through
                                               February       February       February
                                               28, 1999       28, 1998       28, 1999
                                               --------       --------       --------

Revenue                                      $         0    $         0    $         0


Bank Charges                                          34              0             34
Fees                                                 355            205            560
Printing                                             605              0            605
Professional Fees                                  3,276              0          3,276
Rent                                               1,200              0          1,200

Total Expenses                                     5,470            205          5,675

Net (Loss)                                   ($    5,470)   ($      205)        (5,675)

Basic (Loss) Per Common Share                ($     0.00)   ($     0.00)

Weighted Average Common Shares Outstanding     1,560,000        166,667




   The Accompanying Notes Are An Integral Part Of These Financial Statements.


                                       3

Mesa County Brewing Co.
(A Development Stage Company)
Statement Of Cash Flow


                                                                      September
                                                                      16, 1991
                                                 Fiscal     Fiscal   (Inception)
                                               Year Ended Year Ended   Through
                                                February   February   February
                                                28, 1999   28, 1998   28, 1999
                                                --------   --------   --------

Net (Loss)                                      ($5,470)   ($  205)   ($5,675)

Plus Items Not Affecting Cash Flow:                   0          0          0

Increase in Accounts Payable                      1,200          0      1,200

Net Cash Flows From Operations                   (4,270)      (205)    (4,475)

Cash Flows From Investing Activities:

Net Cash Flows From Investing:                        0          0          0

Cash Flows From Financing Activities:

Common Stock Issued For Cash                      1,020        100      1,120
Preferred Stock Issued For Cash                       0      4,000      4,000

Net Cash Flows From Financing:                    1,020      4,100      5,120


Net Increase (Decrease) In Cash                  (3,250)     3,895        645
Cash At Beginning Of Period                       3,895          0          0

Cash At End Of Period                           $   645    $ 3,895    $   645



Summary Of Non-Cash Investing And Financing
 Activities:                                    $     0    $     0    $     0



   The Accompanying Notes Are An Integral Part Of These Financial Statements.



Mesa County Brewing Co.
(A Development Stage Company)
Statement Of Shareholders' Equity

                                                                                             Net (Loss)
                                                                                             Accumulated
                                        Number Of    Number Of                               During The
                                         Shares        Shares      Preferred     Common      Development
                                        Preferred      Common        Stock        Stock         Stage        Total
                                        ---------      ------        -----        -----         -----        -----
Balance At September 16, 1991 and
 February 28, 1992, 1993, 1994, 1995
 1996, and 1997                                 0             0    $        0   $        0   $        0    $        0

February 3, 1998 issued 200,000
 Shares Of No Par Value Common
 Stock for cash of $100
 or $.0005 per share                                    200,000                        100          100

February 5, 1998 issued 40,000
 Shares Of No Par Value Preferred
 Stock for cash of $4,000
 or $.10 per share                         40,000                       4,000        4,000

Net (Loss)                                                                                         (205)         (205)

Balance At February 28, 1998               40,000       200,000         4,000          100         (205)        3,895

May 1998 Issued 2,040,000 Shares
 of No Par Value Common Stock for
 Cash of $1,020 or $.0005 Per Share                   2,040,000                      1,020         1,020

Net (Loss)                                                                                       (5,470)       (5,470)

Balance At February 28, 1999               40,000     2,240,000    $    4,000   $    1,120   ($   5,675)   ($     555)



   The Accompanying Notes Are An Integral Part Of These Financial Statements.

                                       5

Mesa County Brewing Co.
(A Development Stage Company)
Notes to Financial Statements
At February 28, 1999
--------------------

Note  1  -  Organization   and  Summary  of  Significant   Accounting   Policies
organization:
--------------------------------------------------------------------------------

On September 16, 1991, Mesa County Brewing, Co. ("the Company") was incorporated under the laws of Colorado, to engage in the business of publishing and marketing books about breweries in the Rocky Mountain Area. The Company may also engage in any business which is permitted by the Colorado Business Corporation Act, as designated by the board of directors of the Company.

Developmental Stage:

The Company is currently in the developmental stage and has no significant operations to date.

Statement of Cash Flows:

For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest and taxes in the period ended February 28, 1999 and 1998 was $-0-.

Fiscal Year End:

The Company has chosen February 28th as its fiscal year end.

Revenue Recognition:

When operations commence the Company will recognize revenue when the published works are sold.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Mesa County Brewing Co.
(A Development Stage Company)
Notes to Financial Statements
At February 28, 1999
--------------------

Note 2 - Capital Stock
----------------------

Common Stock:

The Company initially authorized 1,000,000 shares of no par value common stock. On January 29, 1997 the Company amended its articles of incorporation to increase the authorized shares to 50,000,000. On February 3, 1998 the Company issued 200,000 shares of no par common stock for cash of $100 or $.0005 per share.

In May 1998 the Company issued 2,040,000 shares of no par common stock for cash of $1,020 or $.0005 per share as part of a plan to offer for sale up to 4,000 units (the "Units") at $2.50 per Unit, or $.0005 per share based on a best efforts basis to Colorado residents and non-United States citizens only. Each
Unit is comprised of 5,000 shares of no par value common stock. The minimum purchase was 5 units for a total offering of $10,000. These shares of common stock contained in the Units were issued pursuant to an exemption from registration under Section 3(b) and Regulation D, Rule 504, of the Securities
Act of 1933,  as amended,  and to an  exemption  from  registration  provided by
Section 11-51-308(l)(p) of the Colorado Securities Act.

Preferred Stock

On January 29, 1997 the Company amended its articles of incorporation to increase the authorized shares to 5,000,000 shares of no par, non-voting preferred stock where the Directors of the Company have the right to assign preferences.

On February 5, 1998, the Company issued 40,000 shares of its no par value preferred stock for $4,000 or $.10 per share. The Directors have assigned the following preferences to the issued and outstanding shares of Preferred Stock:
(I) the Preferred Stock shall be non-voting, (ii) the holders of the stock as a group have the right to receive, prorata, upon dissolution or winding up of the Company, 10% of the assets of the Company prior to division and distribution of assets to the holders of the Company's Common Stock.

The Company has declared no dividends through February 28, 1999.

Mesa County Brewing Co.
(A Development Stage Company)
Notes to Financial Statements
At February 28, 1999
--------------------

Note 3 - Income Taxes
---------------------

The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of February 28, 1999 the Company has a deferred tax asset of $1135 primarily for its net operating loss carry forward which has been fully reserved through a valuation allowance. The change in the valuation allowance for February 28, 1998 is $1094. The net operating loss carryover will expire in varying amount in the years 2012 and 2013

Note 4 - Related Party Events
-----------------------------

The Company presently maintains its principal offices at an address provided by a related party at a monthly rental of $100 per month, plus any expense of telephone, fax, and secretarial services, commencing March 1, 1998. The office is located at 4155 E. Jewell Ave - Suite 909, Denver, CO 80222.

                                    PART III

Item 1. Index to Exhibits

Exhibits required in Part III of Form 1-A

Exhibit Number:          Description

Exhibit No. 2.      Plan of Acquisition                           Not Applicable
Exhibit No. 3.      Charter and Bylaws                           reviously Filed
Exhibit No. 5.      Voting trust agreement                        Not applicable
Exhibit No. 6.      Material contracts                            Not applicable
Exhibit No. 7.      Material foreign patents                      Not applicable
Exhibit No. 11.     Statement re: computation
                     of per share earnings                        Not applicable
Exhibit No. 24.     Power of attorney                             Not applicable
Exhibit No. 27.     Financial Data Schedule                             Attached

--------------------------------------------------------------------------------


Signatures

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MESA COUNTY BREWING CO.
                                               (Registrant)

Date: April 6, 1999

                                              /s/ Edward H. Hawkins
                                              ----------------------------------
                                              Edward H. Hawkins, Secretary