Form 10QSB
period 1999-05-31
MESA COUNTY BREWING CO /CO
filed 1999-07-20
CIK 1055313

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 1999.
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ..................to..................
Commission file number: 0-25319 - CIK: 0001055313

                             Mesa County Brewing Co.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                              84-1191355
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

4155 E. Jewell Ave., Suite 909 Denver, Colorado                     80222
-----------------------------------------------                     -----
   (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, (303) 691-6163

                                      NONE
                                      ----
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer
     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2) has been subject to such filing requirements for the past 90 days. Yes:
     X No:

                Applicable only to issuers involved in bankruptcy
                   proceedings during the preceding five years
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes......No........

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,240,000
Transitional Small Business Disclosure Format (check one); Yes:   No: X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements for the quarter year ended May 31, 1999 follow.


Mesa County Brewing Co.
(A Development Stage Company)
Balance Sheet

                                                         Unaudited      Audited
                                                            May         February
                                                         31, 1999       28, 1999
                                                         --------       --------

ASSETS

Current Assets - Cash                                     $   771       $   645
                                                          =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES                                               $ 1,500       $ 1,200
                                                          -------       -------


SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value,
 Non Voting, Authorized 5,000,000 shares;
Issued And Outstanding 40,000 Shares                        4,000         4,000

Common Stock, No Par Value
 Authorized 50,000,000 shares;
 Issued and Outstanding 200,000 Shares
 February 28, 1998 and 2,240,000 Shares
 Issued and Outstanding (Unaudited)                         1,120         1,120

Deficit Accumulated During
The Development Stage                                      (5,849)       (5,675)
                                                          -------       -------

TOTAL SHAREHOLDERS' EQUITY                                   (729)         (555)
                                                          -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $   771       $   645
                                                          =======       =======


                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.



Mesa County Brewing Co.
(A Development Stage Company)
Unaudited Statement Of Operations

                                                                            Unaudited
                                                                            September
                                               Unaudited     Unaudited       16, 1991
                                               3 Month        3 Month      (Inception)
                                             Period Ended   Period Ended     Through
                                                 May            May            May
                                               31, 1999       31, 1998       31, 1999
                                               --------       --------       --------

Revenue                                      $     2,500    $         0    $     2,500
                                             -----------    -----------    -----------

Bank Charges                                          24             16             58
Fees                                                   0              0            560
Printing                                             577              0          1,182
Professional Fees                                  1,623          2,776          4,899
Rent                                                 300            300          1,500
Stock Transfer                                       150              0            150
                                             -----------    -----------    -----------

Total Expenses                                     2,674          3,092          8,349
                                             -----------    -----------    -----------

Net (Loss)                                   ($      174)   ($    3,092)        (5,849)
                                             ===========    ===========    ===========

Basic (Loss) Per Common Share                ($     0.00)   $      0.00
                                             ===========    ===========

Weighted Average Common Shares Outstanding     2,240,000        946,667
                                             ===========    ===========



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.


Mesa County Brewing Co.
(A Development Stage Company)
Unaudited Statement Of Cash Flow

                                                                      Unaudited
                                                                      September
                                            Unaudited     Unaudited    16, 1991
                                             3 Month       3 Month   (Inception)
                                           Period Ended  Period Ended  Through
                                                May          May         May
                                              31, 1999    31, 1998    31, 1999
                                              --------    --------    --------

Net (Loss)                                    ($  174)    ($3,092)    ($5,849)
                                              -------     -------     -------

Plus Items Not Affecting Cash Flow:                 0           0           0

Increrase In Accounts Payable                     300         300        1500
                                              -------     -------     -------

Net Cash Flows From Operations                    126      (2,792)     (4,349)
                                              -------     -------     -------

Cash Flows From Investing Activities:

Net Cash Flows From Investing:                      0           0           0
                                              -------     -------     -------

Cash Flows From Financing Activities:

Common Stock Issued For Cash                        0       1,020       1,120
Preferred Stock Issued For Cash                     0           0       4,000
                                              -------     -------     -------

Net Cash Flows From Financing:                      0       1,020       5,120
                                              -------     -------     -------


Net Increase (Decrease) In Cash                   126      (1,772)        771
Cash At Beginning Of Period                       645       3,895           0
                                              -------     -------     -------

Cash At End Of Period                         $   771     $ 2,123     $   771
                                              =======     =======     =======



Summary Of Non-Cash Investing And
 Financing Activities:                        $     0     $     0     $     0
                                              =======     =======     =======



                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.




Mesa County Brewing Co.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity

                                                                                             Net (Loss)
                                                                                             Accumulated
                                          Number Of    Number Of                             During The
                                           Shares       Shares       Preferred     Common    Development
                                          Preferred     Common        Stock        Stock        Stage          Total
                                          ---------     ------        -----        -----        -----          -----
Balance At September 16, 1991 and
 February 28, 1992, 1993, 1994, 1995
 1996, and 1997                                  0             0    $        0   $        0   $        0    $        0

February 3, 1998 issued 200,000
 Shares Of No Par Value Common Stock
 for cash of $100 or $.0005 per share                    200,000                        100                        100

February 5, 1998 issued 40,000 Shares
 Of No Par Value Preferred Stock for
 cash of $4,000 or $.10 per share           40,000                       4,000                                   4,000

Net (Loss)                                                                                          (205)         (205)
                                        ----------    ----------    ----------   ----------   ----------    ----------

Balance At February 28, 1998                40,000       200,000         4,000          100         (205)        3,895

May 1998 issued 2,040,000 Shares of
 No Par Value Common Stock for Cash
 of $1,120 or $.0005 Per Share                         2,040,000                      1,020                      1,020

Net (Loss)                                                                                        (5,470)       (5,470)
                                        ----------    ----------    ----------   ----------   ----------    ----------

Balance At February 28, 1999                40,000     2,240,000         4,000        1,120       (5,675)         (555)

Net (Loss)                                                                                          (174)         (174)
                                        ----------    ----------    ----------   ----------   ----------    ----------

Unaudited Balance At May 31, 1999           40,000     2,240,000    $    4,000   $    1,120   ($   5,849)   ($     729)
                                        ==========    ==========    ==========   ==========   ==========    ==========





                   The Accompanying Notes Are An Integral Part
                    Of These Unaudited Financial Statements.


Mesa County Brewing Co.
(A Development Stage Company)
Notes To Unaudited Financial Statements
For The Nine Month Period Ended May 31, 1999
--------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month period ended May 31, 1999 and May 31, 1998 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended May 31, 1999 are not necessarily indicative of the results expected for the year ended February 28, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     The Company produces consolidated information and data relating to brewpubs and microbreweries located in the area generally described as the Rocky Mountain area, comprised of the states of Montana, Wyoming, Utah, Colorado, Arizona and New Mexico, and the various beers which are brewed by these establishments.

     Information and data about brewpubs and microbreweries are collected and assembled in part from public state and federal data banks relating to liquor and restaurant licensing. In addition, the Company acquires information and retail documentation from various trade associations and organizations. This information is compiled, catalogued and marketed in several ways including printed brochures, pamphlets, promotional items, and through internet sites. This acquisition and assemblage of information and data does not require a material amount of resources of the Company as the information is available at no charge from a number of industry sources.

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

     Management believes that the Company's minimal level of business operations currently will be sufficient to sustain its operations. Management is prepared, however, to seek additional equity and/or debt financing, the availability of which could not be assured, in order to expand and increase the level of the Company's operations. This capital, if available, would be utilized for the immediate, up-front costs of employing additional staff and sales personnel. The Company has been operating only a short period of time and is still in the process of developing techniques and sales methods appropriate to its business plan. At the present time, management is unable to predict the number of additional employees which may be needed in the future.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

     At May 31, 1999, the Company had cash assets totaling $771.00 and $1,500.00 in liabilities. Since the Company's inception, it has received a total of $2,000 in revenues attributable to the sale of printed circulars of microbrewery listings.

     The unaudited financial statement for the quarter-year ended May 31, 1999, indicates the Company's small amount working capital and its lack of liquidity. Management believes that the Company must increase its sales efforts

     Year 2000 Issues. The publication business of the Company may be impacted to an unknown degree in the sales and marketing of its products and services, but only to the extent of its own internal word processing and billing procedures. The Company is unable at this date to make any reasonable estimate of difficulties which may be encountered in the future due to the impact of computer technology which may be unable to accommodate the automatic use of the year 2000 in numbered use.

                           PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(2)  Plan  of   acquisition,   reorganization,   arrangement   liquidation,   or
     succession.
     Not applicable.

(4) Instruments defining the rights of holders, incl. Indentures. Previously filed.

(10) Material contracts.
     None.

(11) Statement re: computation of per share earnings.
     Previously filed.

(15) Letter on unaudited interim financial information.
     See Note 1. of unaudited financial statements.

(19) Reports furnished to securities holders.
     None.

(22) Published report regarding matters submitted to vote.
     None.

(23) Consents of experts and counsel.
     Previously filed.

(24) Power of attorney.
     Previously filed.

(27) Financial Data Schedule

Signatures.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MESA COUNTY BREWING CO.
                                               (Registrant)



Date: July 19, 1999                            By /s/ Edward H. Hawkins
-------------------                            ------------------------
                                               Edward H. Hawkins, Secretary