Form 10QSB
period 1999-08-31
MESA COUNTY BREWING CO /CO
filed 1999-11-12
CIK 1055313

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
    For the  quarterly  period ended August 31, 1999.

[ ] Transition  report pursuant section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from ....................to.......................
Commission file number: 0-25319 - CIK: 0001055313

                             Mesa County Brewing Co.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                             84-1191355
-------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

     4155 E. Jewell Ave., Suite 909
         Denver, Colorado                                         80222
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, (303) 691-6163

                                      NONE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer
    (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

    (2) has been subject to such filing requirements for the past 90 days.
    Yes:_X_    No:___

                Applicable only to issuers involved in bankruptcy
                   proceedings during the preceding five years
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes_____ No______

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,240,000

Transitional Small Business Disclosure Format (check one); Yes:___  No:_X_

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements for the quarter year ended August 31, 1999 follow.

Item 2.  Management's Discussion and Analysis or Plan of Operation
-----------------------

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

Financial Condition, Capital Resources and Liquidity
------------------------------------------------------------------

         At August 31, 1999, the Company had cash assets totaling $343.00 and $2,100.00 in liabilities. Since the Company's inception, it has received a total of $2,500 in revenues attributable to the sale of printed circulars of microbrewery listings.

         The unaudited financial statement for the quarter-year ended August, 1999, indicates the Company's small amount working capital and its lack of liquidity. Management believes that the Company must increase its sales efforts

         Year 2000 Issues. The publication business of the Company may be impacted to an unknown degree in the sales and marketing of its products and services, but only to the extent of its own internal word processing and billing procedures. The Company is unable at this date to make any reasonable estimate of difficulties which may be encountered in the future due to the impact of computer technology which may be unable to accommodate the automatic use of the year 2000 in numbered use.

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

                                             MESA COUNTY BREWING CO.
                                             (Registrant)



Date: November 5, 1999                       By /s/ Edward H. Hawkins
                                             ---------------------------------
                                             Edward H. Hawkins, Secretary

Mesa County Brewing Co.
(A Development Stage Company)
Balance Sheet

                                                  Unaudited   Audited
                                                   August     February
                                                  31, 1999    28, 1999
                                                  ---------   --------
ASSETS

Current Assets - Cash                               $  343     $  645
                                                    ======     ======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES                                         $2,100     $1,200
                                                    ------     ------

SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value,
 Non Voting, Authorized 5,000,000 shares;
Issued And Outstanding 40,000 Shares                 4,000      4,000

Common Stock, No Par Value
 Authorized 50,000,000 shares;
 Issued and Outstanding 200,000 Shares
 February 28, 1999 and August 31, 1999
 2,240,000 Issued and Outstanding                    1,120      1,120

Deficit Accumulated During
The Development Stage                               (6,877)    (5,675)
                                                    ------     ------
TOTAL SHAREHOLDERS' EQUITY                          (1,757)      (555)
                                                    ------     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  343     $  645
                                                    ======     ======
















                 The Accompanying Notes Are An Integral Part Of
                     These Unaudited Financial Statements.

Mesa County Brewing Co.
(A Development Stage Company)
Unaudited Statement Of Operations



                                              Unaudited     Unaudited
                                               3 Month       3 Month
                                            Period Ended   Period Ended
                                                August        August
                                               31, 1999      31, 1998
                                            -------------  ------------
Revenue                                       $         0      $   0
                                              -----------      -----
Bank Charges                                           24          0
Fees                                                    0          0
Printing                                              100          0
Professional Fees                                     250          0
Rent                                                  300          0
Stock Transfer                                        355          0

Total Expenses                                      1,029          0
                                              -----------      -----
Net (Loss)                                        ($1,029)     $   0
                                              ===========      =====
Basic (Loss) Per Common Share                      ($0.00)     $0.00
                                              ===========      =====
Weighted Average Common Shares Outstanding      2,240,000          0
                                              ===========      =====






























                 The Accompanying Notes Are An Integral Part Of
                     These Unaudited Financial Statements.

Mesa County Brewing Co.
(A Development Stage Company)
Unaudited Statement Of Operations

                                                                     Unaudited
                                                                     September
                                             Unaudited   Unaudited    16, 1991
                                              6 Month     6 Month    (Inception)
                                           Period Ended  Period Ended  Through
                                               August      August      August
                                              31, 1999    31, 1998    31, 1999
                                           ------------- ------------ ---------
Revenue                                       $   2,500         $0     $2,500
                                              ---------  ---------     ------
Bank Charges                                         48         18         82
Fees                                                  0          0        560
Printing                                            676          0      1,281
Professional Fees                                 1,873      2,776      5,149
Rent                                                600          0      1,800
Stock Transfer                                      505          0        505
                                              ---------  ---------     ------
Total Expenses                                    3,702      2,794      9,377
                                              ---------  ---------     ------
Net (Loss)                                      ($1,202)   ($2,794)    (6,877)
                                              =========  =========     ======
Basic (Loss) Per Common Share                    ($0.00)     $0.00
                                              =========  =========
Weighted Average Common Shares Outstanding    2,240,000  1,220,000
                                              =========  =========





























                 The Accompanying Notes Are An Integral Part Of
                     These Unaudited Financial Statements.

Mesa County Brewing Co.
(A Development Stage Company)
Unaudited Statement Of Cash Flow

                                                               Unaudited
                                                               September
                                       Unaudited   Unaudited    16, 1991
                                        6 Month     6 Month    (Inception)
                                     Period Ended  Period Ended  Through
                                         August      August      August
                                        31, 1999    31, 1998    31, 1999
                                     ------------- ------------ ---------
Net (Loss)                              ($1,202)    ($2,794)    ($6,877)
                                        -------     -------     -------
Plus Items Not Affecting Cash Flow:           0           0           0

Increase in Accounts Payable                900           0        2100
                                        -------     -------     -------
Net Cash Flows From Operations             (302)     (2,794)     (4,777)
                                        -------     -------     -------
Cash Flows From Investing Activities:

Net Cash Flows From Investing:                0           0           0
                                        -------     -------     -------
Cash Flows From Financing Activities:

Common Stock Issued For Cash                  0       1,020       1,120
Preferred Stock Issued For Cash               0           0       4,000
                                        -------     -------     -------
Net Cash Flows From Financing:                0       1,020       5,120
                                        -------     -------     -------

Net Increase (Decrease) In Cash            (302)     (1,774)        343
Cash At Beginning Of Period                 645       3,895           0
                                        -------     -------     -------
Cash At End Of Period                   $   343     $ 2,121     $   343
                                        =======     =======     =======


Summary Of Non-Cash Investing And
 Financing Activities:                  $     0     $     0     $     0
                                        =======     =======     =======












                 The Accompanying Notes Are An Integral Part Of
                     These Unaudited Financial Statements.

Mesa County Brewing Co.
(A Development Stage Company)
Statement Of Shareholders' Equity


                                                                                 Net (Loss)
                                                                                 Accumulated
                                      Number Of  Number Of                       During The
                                       Shares     Shares    Preferred   Common   Development
                                      Preferred   Common      Stock      Stock      Stage     Total
                                      ---------  ---------  ---------   ------   -----------  -----
Balance At September 16, 1991 and
 February 28, 1992, 1993, 1994, 1995
 1996, and 1997                               0          0         $0         $0         $0       $0

February 3, 1998 issued  200,000
Shares Of No Par Value Common Stock
for cash of $100
or $.0005 per share                                200,000                   100                 100

February 5, 1998 issued 40,000
Shares Of No Par Value  Preferred
Stock for cash of $4,000
or $.10 per share                        40,000                 4,000                          4,000

Net (Loss)                                                                             (205)    (205)
                                         ------  ---------     ------     ------    -------  -------
Balance At February 28, 1998             40,000    200,000      4,000        100       (205)   3,895

May 1998 issued 2,040,000 Shares
 of No Par Value Common Stock
 for Cash of $1,120 or $.0005
 Per Share                                       2,040,000                 1,020               1,020

Net (Loss)                                                                           (5,470)  (5,470)
                                         ------  ---------     ------     ------    -------  -------
Balance At February 28, 1999             40,000  2,240,000      4,000      1,120     (5,675)    (555)

Net (Loss)                                                                           (1,202)  (1,202)
                                         ------  ---------     ------     ------    -------  -------
Unaudited Balance At August 31, 1999     40,000  2,240,000     $4,000     $1,120    ($6,877) ($1,757)
                                         ======  =========     ======     ======    =======  =======















                 The Accompanying Notes Are An Integral Part Of
                     These Unaudited Financial Statements.

Mesa County Brewing
Notes To Unaudited Financial Statements
For The Six Month Period Ended August 31, 1999


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended August 31, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the six month period ended August 31, 1999 are not necessarily indicative of the results expected for the fiscal year ended February 29, 2000.

Note 2 - Financial Statements

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Report on Form 10K
- SB for the year ended February 28, 1999 as filed with the Securities and Exchange Commission and the audited financial statements included therein.