Form 10QSB
period 1999-11-30
MESA COUNTY BREWING CO /CO
filed 1999-12-21
CIK 1055313

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 1999.

[ ] Transition  report pursuant  section 13 or 15(d) of the Securities  Exchange
Act of 1934 For the transition period from ............to......................

Commission file number: 0-25319 - CIK: 0001055313

                             Mesa County Brewing Co.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                                84-1191355
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

     4155 E. Jewell Ave., Suite 909
           Denver, Colorado                                          80222
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, (303) 691-6163

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2) has been subject to such filing requirements for the past 90 days.
     Yes: X  No:
         ---    ---
                Applicable only to issuers involved in bankruptcy
                   proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes......No........

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,240,000

Transitional Small Business Disclosure Format (check one); Yes:       No: X
                                                               ---       ---

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements for the quarter year ended November 30, 1999 follow.

Mesa County Brewing Co.
(A Development Stage Company)
Balance Sheet

                                                          Unaudited      Audited
                                                          November      February
                                                          30, 1999      28, 1999
                                                          -------       -------
ASSETS

Current Assets - Cash ..............................      $   314       $   645
                                                          =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

Related Party Advances .............................      $   900       $     0
Rent Payable .......................................        2,100         1,200
                                                          -------       -------

Total ..............................................        3,000         1,200
                                                          -------       -------

SHAREHOLDERS' EQUITY

Preferred Stock, No Par Value,
 Non Voting, Authorized 5,000,000 shares;
Issued And Outstanding 40,000 Shares ...............        4,000         4,000

Common Stock, No Par Value
 Authorized 50,000,000 shares;
 Issued and Outstanding 200,000 Shares
 February 28, 1999 and August 31, 1999
 2,240,000 Issued and Outstanding ..................        1,120         1,120

Deficit Accumulated During
The Development Stage ..............................       (7,806)       (5,675)
                                                          -------       -------

TOTAL SHAREHOLDERS' EQUITY .........................       (2,686)         (555)
                                                          -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........      $   314       $   645
                                                          =======       =======












                 The Accompanying Notes Are An Integral Part Of
                     These Unaudited Financial Statements.

Mesa County Brewing Co.
(A Development Stage Company)
Unaudited Statement Of Operations



                                                        Unaudited     Unaudited
                                                         3 Month       3 Month
                                                       Period Ended Period Ended
                                                        November       November
                                                        30, 1999      30, 1998
                                                      -----------    -----------
Revenue ...........................................   $         0    $         0
                                                      -----------    -----------
Bank Charges ......................................            24              0
Fees ..............................................            25              0
Printing ..........................................           230              0
Professional Fees .................................           250              0
Rent ..............................................           300              0
Stock Transfer ....................................           100              0
                                                      -----------    -----------
Total Expenses ....................................           929              0

Net (Loss) ........................................   ($      929)   $         0
                                                      ===========    ===========
Basic (Loss) Per Common Share .....................   ($     0.00)   $      0.00
                                                      ===========    ===========
Weighted Average Common Shares Outsta .............     2,240,000      1,220,000
                                                      ===========    ===========


















                 The Accompanying Notes Are An Integral Part Of
                     These Unaudited Financial Statements.

Mesa County Brewing Co.
(A Development Stage Company)
Unaudited Statement Of Operations

                                                            Unaudited
                                                            September
                                  Unaudited    Unaudited    16, 1991
                                   9 Month      9 Month    (Inception)
                                 Period Ended  Period Ende    Through
                                  November     November     November
                                  30, 1999     30, 1998     30, 1999

Revenue .....................   $  2,500      $      0      $  2,500
                                --------      --------      --------
Bank Charges ................         72            18           106
Fees ........................         25             0           585
Printing ....................        906             0         1,511
Professional Fees ...........      2,123         2,776         5,399
Rent ........................        900             0         2,100
Stock Transfer ..............        605             0           605
                                --------      --------      --------
Total Expenses ..............      4,631         2,794        10,306
                                --------      --------      --------
Net (Loss) ..................   ($ 2,131)     ($ 2,794)       (7,806)
                                ========      ========      ========
Basic (Loss) Per Common Share   ($  0.00)     $   0.00
                                ========      ========
Weighted Average Common
   Shares Outstanding          2,240,000     1,220,000
                               =========     =========















                 The Accompanying Notes Are An Integral Part Of
                     These Unaudited Financial Statements.

Mesa County Brewing Co.
(A Development Stage Company)
Unaudited Statement Of Cash Flow

                                                                   Unaudited
                                                                   September
                                         Unaudited     Unaudited   16, 1991
                                          9 Month       9 Month   (Inception)
                                       Period Ended  Period Ended  Through
                                         November      November    November
                                         30, 1999      30, 1998    30, 1999
                                           ------      ------      ------
Net (Loss) .............................  ($2,131)    ($2,794)    ($7,806)
                                           ------      ------      ------
Plus Items Not Affecting Cash Flow: ....        0           0           0

Increase in Accounts Payable ...........      900           0        2100

Net Cash Flows From Operations .........   (1,231)     (2,794)     (5,706)
                                           ------      ------      ------
Cash Flows From Investing Activities:

Net Cash Flows From Investing: .........        0           0           0
                                           ------      ------      ------
Cash Flows From Financing Activities:

Advances From Related Party ............      500           0         500
Common Stock Issued For Cash ...........        0       1,020       1,120
Preferred Stock Issued For Cash ........        0           0       4,000
                                           ------      ------      ------
Net Cash Flows From Financing: .........      500       1,020       5,620
                                           ------      ------      ------

Net Increase (Decrease) In Cash ........     (731)     (1,774)        (86)
Cash At Beginning Of Period ............      645       3,895           0
                                           ------      ------      ------
Cash At End Of Period ..................  ($   86)     $2,121     ($   86)
                                           ======      ======      ======


Summary Of Non-Cash Investing And
   Financing Activities: ...............   $    0      $    0      $    0
                                           ======      ======      ======













                 The Accompanying Notes Are An Integral Part Of
                     These Unaudited Financial Statements.


Mesa County Brewing Co.
(A Development Stage Company)
Statement Of Shareholders' Equity

                                                                                                Net (Loss)
                                                                                                Accumulated
                                             Number Of    Number Of                             During The
                                              Shares       Shares      Preferred     Common     Development
                                             Preferred     Common        Stock        Stock        Stage         Total
                                              ------       -------    ----------   ----------   ----------    ----------
Balance At September 16, 1991 and
 February 28, 1992, 1993, 1994, 1995
 1996, and 1997 .......................            0             0    $        0   $        0   $        0    $        0
                                              ------       -------    ----------   ----------   ----------    ----------
February 3, 1998 issued
 200,000 Shares Of No Par Value
 Common Stock for cash of $100
 or $.0005 per share ..................         --         200,000          --            100         --             100

February 5, 1998 issued
 40,000 Shares Of No Par Value
 Preferred Stock for cash of $4,000
 or $.10 per share ....................       40,000          --           4,000         --           --           4,000

Net (Loss) ............................         --            --            --           --           (205)         (205)
                                              ------       -------    ----------   ----------   ----------    ----------

Balance At February 28, 1998 ..........       40,000       200,000         4,000          100         (205)        3,895

May 1998 issued 2,040,000 Shares
 of No Par Value Common Stock
 for Cash of $1,120 or $.0005 Per Share         --       2,040,000          --          1,020         --           1,020

Net (Loss) ............................         --            --            --           --         (5,470)       (5,470)
                                              ------       -------    ----------   ----------   ----------    ----------
Balance At February 28, 1999 ..........       40,000     2,240,000         4,000        1,120       (5,675)         (555)
                                              ------       -------    ----------   ----------   ----------    ----------
Net (Loss) ............................         --            --            --           --         (2,131)       (2,131)
                                              ------       -------    ----------   ----------   ----------    ----------
Unaudited Balance At
  November 30, 1999 ...................       40,000     2,240,000    $    4,000   $    1,120      ($7,806)      ($2,686)
                                              ======     =========    ==========   ==========   ==========    ==========















                 The Accompanying Notes Are An Integral Part Of
                     These Unaudited Financial Statements.

Mesa County Brewing Co.
(A Development Stage Company)
Notes To Unaudited Financial Statements
For The Nine Month Period Ended November 30, 1999

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month periods ended November 30, 1999 and November 30, 1998 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month and nine month periods ended November 30, 1999 are not necessarily indicative of the results expected for the year ended February 28, 2000.

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

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

     At November30, 1999, the Company had cash assets totaling $314.00 and $3,000.00 in liabilities. Since the Company's inception, it has received a total of $2,500 in revenues attributable to the sale of printed circulars of microbrewery listings.

     The unaudited financial statement for the quarter-year ended November 30, 1999, indicates the Company's small amount working capital and its lack of liquidity. Management believes that the Company must increase its sales efforts

     Year 2000 Issues. The publication business of the Company may be impacted to an unknown degree in the sales and marketing of its products and services, but only to the extent of its own internal word processing and billing procedures. The Company is unable at this date to make any reasonable estimate of difficulties which may be encountered in the future due to the impact of computer technology which may be unable to accommodate the automatic use of the year 2000 in numbered use.

                           PART II - Other Information
Item 5.  Other Information

     On September 15, 1999, at a meeting of the board of directors the directors appointed Gary G. Clark and Gerald H. Trumbule as directors and President and Secretary respectively of the corporation. At the conclusion of the meeting, Messrs. Robert R. Turner and Edward H. Hawkins resigned as directors and officers of the corporation.

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

                                              MESA COUNTY BREWING CO.
                                              (Registrant)



Date: December 14, 1999                       By /s/Gerald H. Trumbule
                                              ------------------------
                                              Gerald H. Trumbule, Secretary