Form 10KSB
period 2000-02-29
CONTEX ENTERPRISE GROUP INC
filed 2000-06-15
CIK 1055313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                   For the fiscal year ended February 29, 2000

                           Commission File No. 0-25319

                         CONTEX ENTERPRISES GROUP, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)

          Colorado                                             84-1191355
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                                1629 York Street
                                    Suite 101
                             Denver, Colorado 80206
                                 (303) 320-0457
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

         Securities registered under Section 12(b) of the Exchange Act:

                                      none

        Securities registered under to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Issuer's revenues for its most recent fiscal year: $2,500
                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 12, 2000: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 12, 2000, there were 2,240,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Thirty-Six Pages.
                 Exhibit Index is Located at Page Thirty-Three.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          CONTEX ENTERPRISE GROUP, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I

Item 1.    Description of Business.........................................   4
Item 2.    Description of Property.........................................   4
Item 3.    Legal Proceedings...............................................   5
Item 4.    Submission of Matters to a Vote of
               Security Holders............................................   5

PART II

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.............................   5
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..................................................   6
Item 7     Financial Statements............................................  12
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure....................................  27

PART III

Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act...........................  27
Item 10.   Executive Compensation..........................................  28
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management.......................................  29
Item 12.   Certain Relationships and Related
               Transactions................................................  30

PART IV

Item 13.   Exhibits and Reports of Form 8-K................................  31


SIGNATURES.................................................................  32

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Contex Enterprise Group, Inc. (the "Company") was incorporated on September 16, 1991 under the laws of the State of Colorado. From inception through 1998, the Company was engaged in opening and commencing a microbrewery in Grand Junction, Colorado. This enterprise was closed in 1993. From 1993 through February 1998, the Company was dormant. Thereafter, from March 1998 through December 1999, the Company was engaged in the publishing and marketing of books about brewpubs in the Rocky Mountain area. Relevant thereto, in March 1998, the Company commenced a private offering of its common stock pursuant to Rule 504 of Regulation D, as promulgated under the Securities Act of 1933, as amended, where it sold 408 Units, each Unit consisting of 5,000 shares of the Company's common stock at a price of $2.50 per Unit. The Company closed this offering in May 1998. In December 1999, the Company's Board of Directors and shareholders elected to change the principal business of the Company to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions, as a result of less than anticipated response to the Company's business plan. As a result and as of the date of this report, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     In January 1999, the Company filed a Registration Statement with the Securities and Exchange Commission on Form 10-SB pursuant to the rules and regulations included under the Securities Exchange Act of 1934, as amended, wherein the Company caused to be registered its common stock. This Registration Statement became effective in April 1999.

Employees

     During the fiscal year ended February 29, 2000, the Company had no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. As of the date of this Report, the Company operates from its offices at 1629 York St., Suite 101, Denver, Colorado 80206, which space was provided to the Company by Gerald Trumbule, a shareholder, director and officer of the Company. The Company pays a monthly rent of $100 pursuant to a verbal month to month lease arrangement. This space consists of approximately 100 square feet of executive office space. The Company's telephone number is (303) 320-0457.

     In addition, until December 15, 1999, the Company maintained its principal place of business at 4155 E. Jewell Ave., Suite 909, Denver, Colorado 80222, which space was provided by Ed Hawkins, then an officer, director and shareholder of the Company, on a rent free basis.

     It is anticipated that the Company's current arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.

     Other Property. The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In December 1999, the Company held its annual meeting of shareholders. At this meeting, the shareholders (i) approved a change of the Company's current business plan to the plan described herein; (ii)adopted an amendment to the Company's Articles of Incorporation, changing the name of the Company to "Contex Enterprise Group, Inc.;" (iii) elected Messrs. Clark and Trumbule as directors of the Company; (iv) appointed Cordovano and Harvey P.C. as the Company's independent accountants, to perform a financial audit of the Company for the fiscal years ended February 29, 2000, which audit appears elsewhere herein; and
(v) ratified the actions of the Company's directors for the prior calendar year.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common equity of the Company. In this regard, the Company has caused to be filed an application to trade its common stock on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. As of the date of this Report, the relevant application has not been approved. While management is optimistic that the application will be approved in the future, there can be no assurances that said application will be so approved.

     (b) Holders. There are forty-one (41) holders of the Company's Common Stock and one (1) holder of the Company's Series A Preferred Shares.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended February 28, 2001, unless the Company successfully consummates a merger or acquisition and the relevant candidate has sufficient assets available to undertake issuance of such a dividend and management elects to do so, of which there can be no assurance.

     Pursuant to the laws of the State of Colorado, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended February 28, 2001, unless the Company successfully merges with or acquires an entity with a financial condition that allows for the same and the then current management of the Company elects to issued such a dividend. See "Part II, Item 7, Financial Statements."

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     (a) Plan of Operation.
          -----------------

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

     The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, a very limited amount of capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/ acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has limited capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

     The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

     Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by existing capital resources, as well as management injecting whatever nominal amounts of cash into the Company to cover additional incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the recent change in the century. If not corrected, many computer applications were expected to fail or create erroneous results by or at the Year 2000. As a result, many companies were required to undertake major projects to address the Year 2000 issue. The Company did not incur any negative impact as a result of this problem and no problems in this regard are anticipated in the future.

ITEM 7.  FINANCIAL STATEMENTS

                          CONTEX ENTERPRISE GROUP, INC.

                              Financial Statements

                     February 29, 2000 and February 28, 1999

                   (With Independent Auditors' Report Thereon)

Item 8. Financial Statements

                          CONTEX ENTERPRISE GROUP, INC.

                          Index to Financial Statements

                                                                         Page
                                                                         ----

Independent Auditors' Reports ..........................................  F-2

Balance sheet at February 29, 2000 .....................................  F-4

Statements of Operations for each of the years ended February 29,
   2000 and February 28, 1999, and for the period from September 16,
   1991 (inception) through February 29, 2000 ..........................  F-5

Statement of Changes in Shareholders' Deficit from September 16,
   1991 (inception) through February 29, 2000 ..........................  F-6

Statements of Cash Flows for each of two years ended February 29,
   2000 and February 28, 1999, and for the period from September 16,
   1991 (inception) through February 29, 2000 ..........................  F-7

Notes to Financial Statements ..........................................  F-8





































                           Independent Auditors'Report

The Board of Directors and Shareholders
Contex Enterprise Group, Inc.:


We have audited the accompanying balance sheet of Contex Enterprise Group, Inc. (formerly Mesa County Brewing Company) (the "Company") as of February 29, 2000, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contex Enterprise Group, Inc. as of February 29, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

s/Cordovano & Harvey, P.C.

Cordovano & Harvey, P.C.
Denver, Colorado
June 8, 2000





















                           Independent Auditors'Report

The Board of Directors and Shareholders
Contex Enterprise Group, Inc.:


We have audited the accompanying balance sheet of Mesa County Brewing Co. (now known as Contex Enterprise Group, Inc.) (a Development Stage Company), at February 28, 1999 (not separately included herein), and the related statement of operations, shareholders' deficit, and cash flows for the year ended February 28, 1999 and the period September 16, 1991 (inception) through February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa County Brewing Co. at February 28, 1999 and the results of its operations and its cash flows for the year ended February 28, 1999 and the period September 16, 1991 (inception) through February 28, 1999, in conformity with generally accepted accounting principles.

s/Kish, Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado

March 30, 1999



















                          CONTEX ENTERPRISE GROUP, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                                February 29, 2000


                                     Assets
Current assets:
  Cash ............................................................  $ 42,311
                                                                     --------
          Total current assets ....................................    42,311
                                                                     ========

                      Liabilities and Stockholders' Deficit

Current liabilities:
  Accrued expenses (Note 2) ....................................... $  5,894
                                                                    --------

          Total current liabilities ...............................    5,894

Long-term debt, related party (Note 4) ............................   30,000
                                                                    --------

          Total liabilities .......................................   35,894
                                                                    --------

Stockholders' deficit:

  Class A Preferred Stock, no par value, non-voting,
    authorized 2,500,000 shares, issued and outstanding
    20,000 shares (Note 3) ........................................   20,000

  Class B Preferred Stock, no par value, non-voting,
    authorized 2,500,000 shares, issued and outstanding
    -0- shares (Note 3) ...........................................        -

  Common Stock, no par value, authorized 50,000,000 shares,
    issued and outstanding 2,240,000 shares (Note 3) ..............    1,120

  Additional paid-in capital ......................................    2,400

  Deficit accumulated during the development stage ................  (17,103)
                                                                    --------

          Total stockholders' deficit .............................    6,417
                                                                    --------

          Total liabilities and stockholders' deficit ............. $ 42,311
                                                                    ========





                 See accompanying notes to financial statements

                          CONTEX ENTERPRISE GROUP, INC.

                          (A Development Stage Company)

                            Statements of Operations

                                                                                 September

                                                                                  16, 1991

                                                        For the Year Ended       (inception)
                                                     --------------------------    Through
                                                     February 29,  February 28,  February 29
                                                         2000          1999         2000
                                                       --------      -------      --------
Revenue (Note 5) ....................................  $  2,500      $     -      $  2,500
                                                       --------      -------      --------

Selling, general and administrative expense
    Bank charges ....................................        90           34           124
    Filing fees .....................................       125          355           685
    Printing ........................................     1,297          605         1,902
    Professional fees ...............................     5,973        3,276         9,249
    Stock transfer fees .............................     1,349            -         1,349
    Officer salaries ................................     3,500            -         3,500
    Rent, related party (Note 4) ....................     1,200        1,200         2,400
                                                       --------      -------      --------
        Total selling, general and
            administrative expense ..................    13,534        5,470        19,209
                                                       --------      -------      --------

Loss before income taxes and interest ...............   (11,034)      (5,470)      (16,709)

    Interest expense ................................       394            -           394
                                                       --------      -------      --------

                    Loss before income taxes ........   (11,428)      (5,470)      (17,103)

    Income tax provision (Note 6) ...................         -            -             -
                                                       --------      -------      --------

                    Net loss ........................  $(11,428)     $(5,470)     $(17,103)
                                                       ========      =======      ========


















                 See accompanying notes to financial statements

                          CONTEX ENTERPRISE GROUP, INC.

                          (A Development Stage Company)

                  Statement of Changes in Shareholders' Deficit

            September 16, 1991 (inception) through February 29, 2000
                                                                                                      Deficit

                                        Class A           Class B                                    accumulated
                   Preferred Stock   ----------------  ---------------     Common Stock   Additional during the
                  ----------------   Preferred Stock   Preferred Stock  -----------------   paid-in  development
                   Shares   Amount    Shares  Amount   Shares   Amount    Shares   Amount   Capital     Stage     Total
                  -------   ------   -------  -------  ------  -------  ---------  ------   -------   --------   --------
Balance at
 September 16,
 1991 and
 February 29,
 1992, February
 28, 1993, 1994,
 and 1995,
 February 29,
 1996, and
 February 28,
 1997 ...........       -   $    -         -  $     -       -  $     -          -  $    -   $     -   $      -          -

February 3, 1998
 issued 200,000
 shares of no par
 value Common
 Stock for cash of
 $100 or $.0005
 per share ......       -        -         -        -       -        -    200,000     100         -          -        100

February 5, 1998
 issued 40,000
 shares of no par
 value Preferred
 Stock for cash
 of $4,000 or $.10
 per share ......  40,000    4,000         -        -       -        -          -       -         -          -      4,000

Net loss ........       -        -         -        -       -        -          -       -         -       (205)      (205)
                  -------   ------   -------  -------  ------  -------  ---------  ------   -------   --------   --------
Balance at
 February 28, 1998 40,000    4,000         -        -       -        -    200,000     100         -       (205)     3,895








                          CONTEX ENTERPRISE GROUP, INC.

                          (A Development Stage Company)

                  Statement of Changes in Shareholders' Deficit
                                   (Continued)
            September 16, 1991 (inception) through February 29, 2000
                                                                                                      Deficit

                                        Class A           Class B                                    accumulated
                   Preferred Stock   ----------------  ---------------     Common Stock   Additional during the
                  ----------------   Preferred Stock   Preferred Stock  -----------------   paid-in  development
                   Shares   Amount    Shares  Amount   Shares   Amount    Shares   Amount   Capital     Stage     Total
                  -------   ------   -------  -------  ------  -------  ---------  ------   -------   --------   --------
May 1998 issued
 2,040,000 shares
 of no par value
 Common Stock for
 cash of $1,020
 or $.0005 per
 share ..........       -        -         -        -       -        -  2,040,000   1,020         -          -      1,020

Net loss ........       -        -         -        -       -        -          -       -         -     (5,470)    (5,470)
                  -------   ------   -------  -------  ------  -------  ---------  ------   -------   --------   --------
Balance at
 February 28, 1999 40,000    4,000         -        -       -        -  2,240,000   1,120         -     (5,675)      (555)

January 13, 2000
 cancellation of
 preferred stock
 issued 20,000
 shares of no par
 value Class A
 Preferred Stock
 for $16,000 cash
 and $4,000
 previously paid
 for the preferred
 stock or $1.00
 per share
 (Note 3) ....... (40,000)  (4,000)   20,000   20,000       -        -          -       -         -          -     16,000

Contributed Rent        -        -         -        -       -        -          -       -     2,400          -      2,400
 (Note 4) .......

Net Loss ........       -        -         -        -       -        -          -       -         -    (11,428)   (11,428)
                  -------   ------   -------  -------  ------  -------  ---------  ------   -------   --------   --------
Balance at
 February 29, 2000      -   $    -    20,000  $20,000       -  $     -  2,240,000  $1,120   $ 2,400   $(17,103)     6,417
                  =======   ======   =======  =======  ======  =======  =========  ======   =======   ========   ========

                 See accompanying notes to financial statements
                                       F-6


                          CONTEX ENTERPRISE GROUP, INC.

                          (A Development Stage Company)

                            Statements of Cash Flows
                                                                                 September
                                                                                  16, 1991
                                                        For the Year Ended       (inception)
                                                     --------------------------    Through
                                                     February 29,  February 28,  February 29
                                                         2000          1999         2000
                                                       --------      -------      --------
Cash flows from operating activities:

  Net income/loss ..................................   $(11,428)     $(5,470)     $(17,103)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
             Contributed rent (Note 4) .............      2,400            -         2,400
       Changes in operating assets and liabilities:
             Accrued liabilities (Note 2) ..........      4,694        1,200         5,894
                                                       --------      -------      --------
                  Net cash used by
                      operating activities .........     (4,334)      (4,270)       (8,809)
                                                       --------      -------      --------
Cash flows from financing activities:

  Proceeds from note payable (Note 4) ..............     30,000            -        30,000
  Proceeds from short-term working capital
     advance from officer (Note 4) .................      1,900            -         1,900
  Repayment of short-term working capital
     advance from officer (Note 4) .................     (1,900)           -        (1,900)
  Proceeds from issuance of Common Stock (Note 3)             -        1,020         1,120
  Proceeds from issuance of Class A Preferred
     Stock (Note 3) ................................     16,000            -        20,000
                                                       --------      -------      --------
                  Net cash provided by
                      financing activities .........     46,000        1,020        51,120
                                                       --------      -------      --------
                         Net increase (decrease) in cash

                      and cash equivalents .........     41,666       (3,250)       42,311
Cash and cash equivalents:
  Beginning period .................................   $    645      $ 3,895      $      -
                                                       --------      -------      --------
  End of period ....................................   $ 42,311      $   645      $ 42,311
                                                       ========      =======      ========
Non-cash investing and financing activities:
  Return and cancellation of 40,000 shares of
    preferred stock (Note 3) .......................   $ (4,000)           -      $ (4,000)
                                                       ========      =======      ========
  Issuance of 4,000 shares of Class A preferred
    stock in exchange for cash previously paid for
    former preferred stock (Note 3) ................  $   4,000            -      $  4,000
                                                      =========     ========      ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
    Interest .......................................  $       -            -             -
                                                      =========     ========      ========
    Income Taxes ...................................  $       -            -             -
                                                      =========     ========      ========

                 See accompanying notes to financial statements

                          CONTEX ENTERPRISE GROUP, INC.

                          (A Development Stage Company)

                          Notes to Financial Statements

(1)      Summary of Significant Accounting Policies

         (a)      Organization and Basis of Presentation

                  Mesa County Brewing Company (the "Company") was incorporated on September 16, 1991 under the laws of Colorado to engage in the business of publishing and marketing books about breweries in the Rocky Mountain area. The Company may also engage in any business which is permitted by the Colorado Business
                  Corporation Act, as designated by the board of directors of the Company. On September 15, 1999 the president and secretary of the Company, who also served as the Company's directors, resigned from the Company. A new president and secretary were appointed and became the directors of the Company. On December 15, 1999 the Company changed its name to Contex Enterprise Group, Inc. and began searching for a suitable merger candidate. Contex Enterprise Group, Inc. is in the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises".

         (b)      Use of Estimates

                  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (c)      Cash and Cash Equivalents

                  The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at February 29, 2000.

          (d)     Income Taxes

                  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         (e)      Loss per share

                  The Company reports loss per share using a dual presentation of basic and diluted earnings per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the period presented and, therefore, there is no variance between the basic and diluted loss per share.

         (f)      Revenue Recognition

                  Revenue for sales is recognized at the time the product is delivered.

                          CONTEX ENTERPRISE GROUP, INC.

                          (A Development Stage Company)

                          Notes to Financial Statements

         (g)       Year-end

                  The Company selected the last day of the month of February as its accounting and tax year-end.

         (h)      Recent Accounting Pronouncements

                  The Company has adopted the following accounting pronouncements for the year ended February 29, 2000. There was no effect on the financial statements presented from the adoption of the new pronouncements.

                  Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities.

                  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.

                  SOP 98-5, "Reporting on the Costs of Start-Up Activities" provides, among other things, guidance on the reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred.

                  In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic area and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

                  SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which requires additional disclosures about pension and other post- retirement benefit plans, but does not change the measurement or recognition of those plans.

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specifically designed as a hedge. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                  In June 1999, the FASB issued SFAS No. 137, which amended the implementation date for SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

                  The Company will continue to review these new accounting pronouncements over time to determine if any additional disclosures are necessary based on evolving circumstances.

                          CONTEX ENTERPRISE GROUP, INC.

                          (A Development Stage Company)

                          Notes to Financial Statements

         (i)      Basis of presentation

                  Contex Enterprise Group, Inc. is in the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No 7 "Accounting and Reporting by Development Stage Enterprises".

                  The Company's future success will be dependent upon its ability to locate and consummate a merger or acquisition with a private entity. During the year ended February 29, 2000 the Company raised $30,000 through debt financing, and another $16,000 from the issuance of its Class A Preferred Stock. The Company's officers may also, from time to time, advance the Company additional funds needed to finance the Company's operations.

(2)      Balance Sheet Components

         Accrued Expenses

                  Accrued interest                             $      394
                  Accrued accounting fees                           2,000
                  Accrued officer compensation                      3,500
                                                               ----------
                                                               $    5,894
                                                               ==========

(3)      Capital Stock

         a)       Common stock

                  The Company's Articles of Incorporation initially authorized 1,000,000 shares of no par value common stock. On January 29, 1997 the Company amended its Articles of Incorporation to increase the number of authorized shares to 50,000,000. On February 3, 1998 the Company issued 200,000 shares of no par common stock for cash of $100 or $.0005 per share.

                  In May 1998 the Company issued 2,040,000 shares of no par common stock for cash of $1,020 or $.0005 per share as part of a plan to offer for sale up to 4,000 units (the "Units") at $2.50 per Unit, or $.0005 per share through its officers and directors to Colorado residents and non-United States citizens only. Each Unit was comprised of 5,000 shares of no par value common stock. The minimum purchase was 5 Units for a total offering of $10,000. These shares of common stock contained in the Units were offered pursuant to an exemption from registration under Section 3(b) and Regulation D, Rule 50, of the Securities Act of 1933, as amended, and to an exemption from registration provided by Section 11-51-308(1)(p) of the Colorado Securities Act.

         b)       Preferred stock

                  On January 29, 1997 the Company amended its Articles of Incorporation to increase the authorized shares to 5,000,000 shares of no par, non-voting preferred stock where the Directors of the Company were given the right to assign preferences.

                  On February 5, 1998 the Company issued 40,000 shares of its no par value preferred stock for $4,000 or $.10 per share. The Directors assigned the following preferences to the issued and outstanding shares of Preferred Stock: (i) the Preferred Stock shall be non-voting, (ii) the holders of the stock as a group have the right to receive, prorata, upon dissolution or winding up of the Company, 10 percent of the assets of the Company prior to division and distribution of assets to the holders of the Company's Common Stock.

                          CONTEX ENTERPRISE GROUP, INC.

                          (A Development Stage Company)

                          Notes to Financial Statements

                  On January 13, 2000 the Company's 40,000 outstanding shares of preferred stock were returned to the Company and cancelled. Also on January 13, 2000, the board of directors terminated the preferences for the Company's preferred stock and created two classes of preferred stock, Class A and Class B. The directors assigned the previous preferences to the Class A preferred stock in addition to the following preferences: (i) the Class A preferred stock shall be entitled to a preference consisting of the right to receive 10 percent of the Company's annual gross profit as computed by the Company's accounting firm to be paid within 10 days of the filing of the Company's annual federal tax return or April 30, whichever comes earlier, and further (ii) to receive a seat on the board of directors upon the written request of the holder of the Class A preferred stock. The board of directors resolved that the preferences for the Company's Class B preferred stock would be assigned at the time of issuance.

                  On January 13, 2000, the Company issued 20,000 shares of its Class A preferred stock in exchange for $16,000 cash and $4,000 which was previously paid for the former preferred stock. Total consideration for the 20,000 Class A preferred stock was $20,000, or $1.00 per share.

                  The Company has declared no dividends through February 29, 2000.

(4)      Related Party Transactions

         a)       Long-term debt

                  The Company issued a $30,000 promissory note to the holder of its Class A preferred stock in order to provide the Company with working capital until a suitable merger candidate can be found. The promissory note has an eighteen month maturity and accrues interest at the rate of ten percent per year. Payment for the principal and interest on the note is due on July 13, 2001.

         b)       Short-term borrowings

                  During the year ended February 29, 2000, an officer and director of the Company loaned the Company a total of $1,900 for short-term working capital advances. The Company repaid the entire $1,900 before year end.

         c)       Rent expense

                  During the year ended February 29, 2000 the Company moved its principal offices to 1629 York Street - Suite 101, Denver, Colorado 80206. An officer and director continues to provide office space to the Company. Rent expense is recognized at $100 per month based on the fair value of the space received and is considered contributed rent since the officer does not expect to be repaid.

(5)      Major Customer

The Company earned 100 percent of its $2,500 in revenue for the year ended February 29, 2000 from a single customer.

                          CONTEX ENTERPRISE GROUP, INC.

                          (A Development Stage Company)

                          Notes to Financial Statements

(6)      Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                              February 29,
                                                                  2000
                                                              ------------
U.S. federal statutory rate ..................................     -15.00%
State income tax rate,
  net of federal benefit .....................................       5.46%
Net operating loss for which no tax
  benefit is currently available .............................       9.54%
                                                              ------------
                                                                     0.00%
                                                              ============

At February 29, 2000, deferred taxes consisted of a net tax asset of $3,256, due to operating loss carryforwards of $17,103, which was fully allowed for in the valuation allowance of $3,256. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended February 29, 2000 was $2,176. Net operating loss carryforwards will begin to expire in 2012.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     In December 1999, the Company filed a Form 8-K with the Securities and Exchange Commission, advising that the firm of Kish, Leake & Associates P.C. had resigned and been replaced with the firm of Cordovano & Harvey, P.C., who have audited the Company's financial statements included herein. The Company filed an amendment to the aforesaid Form 8-K in February 2000. There were no disagreements between management and the firm of Kish, Leake & Associates P.C.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age          Position
--------------------       ---          -----------------------

Gary G. Clark              57           President and Director

Gerald H. Trumbule         60           Secretary and Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Gary G. Clark, President and a director. Mr. Clark has held his positions with the Company since September 1999. In addition, since November 1997, he has been a sales associate at Circuit City, Denver, Colorado. From 1994 through April 1999, Mr. Clark was President of Applied Capital Funding Inc., Denver, Colorado, a privately held Colorado corporation engaged in residential mortgage brokerage services. He devotes only such time as necessary to the business of the Company, which is not expected to exceed 20 hours per month.

     Gerald H. Trumbule, Secretary and a director. Mr. Trumbule has held his positions with the Company since September 1999. In addition, since 1984, Mr. Trumbule has been President of ECC, Inc., a privately held Colorado corporation engaged in corporate computer training. Mr. Trumbule received a Masters degree from the University of Pennsylvania in 1966 and a Bachelor of Science degree from the University of Maryland in 1965. He devotes only such time as necessary to the business of the Company, which is not expected to exceed 20 hours per month.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, provided that there were any changes to such persons respective stock holdings in the Company during the previous fiscal year. Based upon information provided to the Company, both Messrs. Clark and Trumbule did not file a Form 3 with the SEC upon assuming their respective positions with the Company in December 1999 within the time parameters required, but have subsequently filed the same. Also, Messrs. Turner and Hawkins filed a Form 5 with the SEC advising of their resignation in December 1999, but filed this report late. According to the aforesaid Forms, there were no changes in the securities holdings of any person during the past fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     Neither of the Company's officers and directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. Current management have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. None of the directors are accruing any compensation pursuant to any agreement with the Company.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this Report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended February 29, 2000.

     The Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. However, the Company did not reimburse any expenses during the fiscal year ended February 29, 2000.

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and            Amount and
                   Address of           Nature of
Title              Beneficial           Beneficial     Percent of
of Class              Owner               Owner           Class

--------    -------------------------   ----------     ----------

Common      Gary G. Clark(1)              60,000           2.7%
            1530 S. Eudora St.
            Denver, CO 80222

Common      Gerald Trumbule(1)            60,000           2.7%
            1629 York St.
            Denver, CO 80206

Common      Eastbury Consultants Ltd.    200,000           8.9%
            54-58 Athol St. 4th Floor
            Douglas, Isle of Man 1MI IJD
            British Isles

Common      All Officers and             120,000           5.4%
            Directors as a
            Group (2 persons)
-----------------
(1)      Officer and director of the Company

     The balance of the Company's outstanding Common Shares are held by 39 persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company currently operates from its offices at 1629 York St., Suite 101, Denver, Colorado 80206. This space is provided to the Company by Gerald Trumbule, an officer and director of the Company, and the Company is obligated to pay a monthly rental charge of $100 to Mr. Trumbule, which charge is accrued by the Company. It is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition.

     Also, during the fiscal years ended February 28, 1999 and until December 15, 1999, the Company's principal place of business was provided by Ed Hawkins, an officer of the Company during the applicable time. This space was provided to the Company on a rent free basis by Mr. Hawkins.

     During the fiscal year ended February 29, 2000, the Company issued a $30,000 promissory note to the holder of its Class A Preferred Stock in order to provide the Company with working capital until a suitable merger or acquisition is consummated. This note is due on or before July 13, 2001 and accrues interest at the rate of 10% per annum.

     In addition, during the fiscal year ended February 29, 2000, Gerald Trumbule, an officer and director of the Company, loaned the Company a total of $1,900 for short term working capital advances. The entire balance was repaid prior to February 29, 2000.

     There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

         3.1*   Certificate and Articles of Incorporation

         3.2*   Bylaws

         3.3*   Restated Articles of Incorporation

         3.4    Articles of Amendment to Articles of Incorporation

         EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on January 29, 1999, and are incorporated by reference herein.

(b)      Reports on Form 8-K

     The Company filed a report on Form 8-K dated December 22, 1999, advising that the Company had received a letter of resignation from Kish, Leake & Associates, P.C., the Company's independent accountant for the fiscal years ended February 29, 1999 and 1998. This firm was replaced by the firm of Cordovano & Harvey, P.C., who have audited the Company's financial statements included herein. The Company filed an amendment to this Form 8-K on February 14, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2000.

                                       CONTEX ENTERPRISE GROUP, INC.
                                       (Registrant)


                                       By:s/ Gary G. Clark
                                          ----------------------------
                                          Gary G. Clark, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 13, 2000.

s/ Gary G. Clark
--------------------------
Gary G. Clark,
President and Director


s/ Gerald H. Trumbule
--------------------------
Gerald H. Trumbule
Secretary and Director

                          CONTEX ENTERPRISE GROUP, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

EXHIBITS                                                                Page No.

  EX-3.4    Articles of Amendment
               to Articles of Incorporation...................................34

  EX-27     Financial Data Schedule...........................................36

                            ARTICLES OF AMENDMENT

                                    OF THE

                           ARTICLES OF INCORPORATION
                                                       19991237733  C
                                       OF              $  25.00
                                                       SECRETARY OF STATE
                            MESA COUNTY BREWING CO.    12-17-1999  16:09:06

     Pursuant to the provisions of the Colorado Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to the Articles of Incorporation. These Articles set forth provisions of the Articles of Incorporation, as amended, and supercedes those Articles being amended.

FIRST:            The name of the corporation is Mesa County Brewing Co.

SECOND: The amendments to Articles I and VII of the Articles of Incorporation were adopted by a vote of the board of directors and the shareholders on December 15, 1999. The number of shares voted for the amended Articles of Incorporation was sufficient for approval. Article I and Article VII are hereby amended to read as follows:

                                    ARTICLE I
                                      Name
                                      ----

     The name of the Corporation is Contex Enterprise Group, Inc.


                                   ARTICLE VII
              Registered and Principal Office and Registered Agent
              ----------------------------------------------------

     The registered office and principal office of the Corporation is located at 1629 York Street, Denver, Colorado 80206, and the name of the registered agent of the Corporation at such address is Gerald H. Trumbule.

     All other Articles of the Articles of Incorporation remain unchanged.

                                      --1--

     IN WITNESS WHEREOF, the undersigned has set his hand and seal this 15th day of December, 1999.

FOR THE BOARD OF DIRECTORS:



s/Gerald H. Trumbule
------------------------------------------------------------
Gerald H. Trumbule, Director

                                CONSENT OF AGENT

     The undersigned hereby consents to continue acting as agent for this corporation under Article 105 of the Colorado Business Corporation Act, until such time as he resigns such position.

s/Gerald H. Trumbule
------------------------------------------------------------
Gerald H. Trumbule, 1629 York Street, Denver, Colorado 80206



























                                      --2--