Form 10QSB
period 2000-05-31
CONTEX ENTERPRISE GROUP INC
filed 2000-07-21
CIK 1055313

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                         For Quarter Ended: May 31, 2000

                         Commission File Number: 0-25319



                          CONTEX ENTERPRISE GROUP, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)



                                    Colorado
         (State or other jurisdiction of incorporation or organization)

                                   84-1191355
                        (IRS Employer Identification No.)

                                1629 York Street
                                    Suite 101
                                Denver, Colorado
                    (Address of principal executive offices)

                                      80206
                                   (Zip Code)

                                 (303) 320-0457
                           (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:_X_ No___.

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 31, 2000, was 2,240,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

                  The unaudited financial statements for the three month period ended May 31, 2000, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. The Company generated no revenues during the three month period ended May 31, 2000. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

Plan of Operation

                  The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this Report.

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

Liquidity and Capital Resources

                  The Company presently has $39,768 in cash or cash equivalents. Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

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

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - NONE

ITEM 2.           CHANGES IN SECURITIES - NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



Contex Enterprise Group, Inc.
(A Development Stage Company)
Balance Sheet
-----------------------------------------------------------------
                                            Unaudited    Audited
                                               May      February
                                            31, 2000    29, 2000
                                            --------    --------
ASSETS

Current Assets:

Cash and cash equivalents                   $ 39,768   $ 42,311
                                            --------   --------
Total Current Assets                          39,768     42,311
                                            --------   --------
TOTAL ASSETS                                $ 39,768   $ 42,311
                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accrued Liabilities                            7,764      5,894
                                            --------   --------
Total Current Liabilities                      7,764      5,894

Long-Term debt-related party                  30,000     30,000
                                            --------   --------
TOTAL LIABILITIES                             37,764     35,894
                                            --------   --------
SHAREHOLDERS' EQUITY

Class A preferred stock, no par value;
 Authorized 2,500,000 Shares; Issued
 and outstanding 20,000                       20,000     20,000

Class B preferred stock, no par value;
 Authorized 2,500,000 Shares; Issued
 and outstanding -0-                               0          0

Common Stock, no Par Value
 Authorized 50,000,000 Shares; Issued
 and outstanding 2,240,000 shares              1,120      1,120

Authorized paid-in capital                     2,700      2,400

Accumulated deficit                          (21,816)   (17,103)
                                            --------   --------
TOTAL SHAREHOLDERS' EQUITY                     2,004      6,417
                                            --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 39,768   $ 42,311
                                            ========   ========

         See Accompanying Notes To These Unaudited Financial Statements.




Contex Enterprise Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
-----------------------------------------------------------------

                                                       September
                                                       16, 1991
                               3 Months    3 Months   (Inception)
                                Ended       Ended       Through
                                 May         May          May
                               31, 2000    31, 1999     31, 2000
                              ----------  ---------    ----------

Revenue                       $       0   $   2,500    $    2,500

Bank Charges                         13          24           137
Licenses & Fees                       5           0           690
Printing                              0         577         1,902
Professional Fees                 1,860       1,623        11,109
Stock transfer fees                 285         150         1,634
Officer Salary                    1,500           0         5,000
Rent, related party                 300         300         2,700
                             ----------   ---------    ----------
Total costs and expenses          3,963       2,674        23,172
                             ----------   ---------    ----------
(Loss) before taxes
  and interest                   (3,963)       (174)      (20,672)

Other (expense)-interest           (750)          0        (1,144)
                             ----------   ---------    ----------

Net (Loss)                   $   (4,713)  $    (174)   $  (21,816)
                             ==========   =========    ==========

Basic (Loss) per share       $   (0.002)  $   (0.00)
                             ==========   =========
Weighted Average Common
 Shares Outstanding           2,240,000   2,240,000
                             ==========   =========






         See Accompanying Notes To These Unaudited Financial Statements.




Contex Enterprise Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
------------------------------------------------------------------------
                                                             September
                                                              16, 1991
                                       3 Months    3 Months  (Inception)
                                        Ended        Ended     Through
                                         May          May        May
                                      31, 2000     31, 1999    31, 2000
                                      --------     --------    --------
Net Income                            $ (4,713)    $   (174)   $(21,816)

Adjustments to reconcile net loss to
 net cash used in operating activities:

Contributed rent                           300            0       2,700
Increase accrued liabilities             1,870          300       7,764
                                      --------     --------    --------
Net Cash Flows From
 (Used in) Operations                   (2,543)         126     (11,352)
                                      --------     --------    --------

Cash Flows From Investing Activities:

Net Cash Flows Provided By
 Investing Activities                        0            0           0
                                      --------     --------    --------

Cash Flows From Financing  Activities:

Proceeds from note payable                   0            0      30,000
Proceeds from short term working
 capital advance                             0            0       1,900
Repayment of short term working
 capital advance                             0            0      (1,900)
Proceeds from issuance of
 common stock                                0            0       1,120
Proceeds from issuance of
 Class A preferred stock                     0            0      20,000
                                      --------     --------    --------
Cash Flows (Used In) Financing               0            0      51,120
                                      --------     --------    --------

Net Increase (Decrease) In Cash
 and cash equivalents                   (2,543)         126      39,768
Cash and cash equivalents at
 beginning of period                    42,311          645           0
                                      --------     --------    --------
Cash and cash equivalents at
 end of period                        $ 39,768     $    771    $ 39,768
                                      ========     ========    ========

Summary Disclosure of Cash Flow Information:

Return & Cancellation of 40,000
 shares of preferred stock            $      0     $      0    $ (4,000)
                                      ========     ========    ========
Issuance of 4,000 shares of Class A
 preferred stock in exchange for
 former preferred stock               $      0     $      0    $  4,000
                                      ========     ========    ========

         See Accompanying Notes To These Unaudited Financial Statements.

                                       11



Contex Enterprise Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------
                                                                                            Net (Loss)
                                      Number Of                                             Accumulated
                           Number Of   Shares    Number Of                      Additional   During The
                            Shares     Class A    Shares    Preferred   Common    Paid in    Development
                           Preferred  Preferred   Common      Stock      Stock    Capital       Stage      Total
                          ----------  ---------  ---------  ---------  --------  ----------  -----------  -------
Balance At September 16,
 1991 and February 28,
 1992, 1993, 1994, 1995
 1996, and 1997                    0          0          0  $       0  $      0  $        0  $         0  $     0

February 3, 1996 issued
 200,000 Shares Of No Par
 Value Common Stock for
 cash of $100 or
 $.0005 per share                  -         -     200,000          -       100           -            -      100

February 5, 1998 issued
 40,000 Shares of No Par
 Value Preferred Stock for
 cash of $4,000 or
 $.10 per share               40,000         -           -      4,000         -           -            -    4,000

Net (Loss)                         -         -           -          -         -           -         (205)    (205)
                          ----------  ---------  ---------  ---------  --------  ----------  -----------  -------
Balance At February
 28, 1998                     40,000          0    200,000  $   4,000  $    100  $        0  $      (205) $ 3,895

May 1998 issued 2,040,000
 Shares of No Par Value
 Common Stock for Cash of
 $1,120 or $.0005 Per Share        -          -  2,040,000          -     1,020           -            -    1,020

Net (Loss)                         -          -          -          -         -           -       (5,470)  (5,470)
                          ----------  ---------  ---------  ---------  --------  ----------  -----------  -------
Balance at February
 28, 1999                     40,000          0  2,240,000  $   4,000  $  1,120  $        0  $    (5,675) $  (555)

January 13, 2000
 cancellation of preferred
 stock Issued 20,000 shares
 of Class A preferred
 stock for $16,000
 cash and previously
 paid $4,000 for old
 preferred stock or
 $1.00 per share             (40,000)    20,000          -     16,000         -           -            -   16,000

Contributed rent                   -          -          -          -         -       2,400            -    2,400

Net (Loss)                         -          -          -          -         -           -      (11,428) (11,428)
                         ----------  ---------  ---------  ---------  --------  ----------  -----------  -------
Balance at February
 29, 2000                          0     20,000  2,240,000  $  20,000  $  1,120  $    2,400  $   (17,103) $ 6,417

Contributed rent                   -          -          -          -         -         300            -      300

Net (Loss)                         -          -          -          -         -           -       (4,317)  (4,713)
                          ----------  ---------  ---------  ---------  --------  ----------  -----------  -------
Balance at May 31, 2000            0     20,000  2,240,000  $  20,000  $  1,120  $    2,700  $   (21,816) $ 2,004
                          ==========  =========  =========  =========  ========  ==========  ===========  =======

                                       See Accompanying Notes To These Unaudited Financial Statements.


Contex Enterprise Group, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For The Three Month Period Ended May 31, 2000
----------------------------------------------

Note 1 - Unaudited Financial Information

----------------------------------------

The unaudited financial information included for the three month period ended May 31, 2000 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended May 31, 2000 are not necessarily indicative of the results expected for the fiscal year ended February 28, 2001.

Note 2 - Financial Statements

-----------------------------

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Report on Form 10-KSB for the year ended February 29, 2000 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONTEX ENTERPRISE GROUP, INC.
                                       (Registrant)

                                       Dated:  July 20, 2000



                                       By: s/Gerald H. Trumbule
                                           -----------------------------
                                           Gerald H. Trumbule, Secretary

                          CONTEX ENTERPRISE GROUP, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED MAY 31, 2000

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule....................................16