Form 10QSB
period 2000-08-31
CONTEX ENTERPRISE GROUP INC
filed 2000-10-10
CIK 1055313

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                       For Quarter Ended: August 31, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 31, 2000, was 2,240,000 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

                  The unaudited financial statements for the six month period ended August 31, 2000, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. The Company generated no revenues during the six month period ended August 31, 2000. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

Plan of Operation

                  The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. As of the date of this report, the Company has commenced preliminary discussions with various merger or acquisition candidates, but has not entered into any definitive agreements regarding the same.

                  The Company has not restricted its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

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

                  The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

                  The Company has, and will continue to have, a very limited amount of capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

                  The Company has not restricted its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the

Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

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

                  While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

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

Liquidity and Capital Resources

                  The Company presently has $32,929 in cash or cash equivalents. Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

                  The Company's common stock was approved for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. on August 18, 2000. It's trading symbol is "CTEX."

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

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



Contex Enterprise Group, Inc.
(A Development Stage Company)
Balance Sheet
-----------------------------------------------------------------

                                            Unaudited    Audited
                                             August     February
                                            31, 2000    29, 2000
                                            --------    --------
ASSETS

Current Assets:

Cash and cash equivalents                   $ 32,929   $ 42,311
                                            --------   --------
Total Current Assets                          32,929     42,311
                                            --------   --------
TOTAL ASSETS                                $ 32,929   $ 42,311
                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accrued Liabilities                            8,394      5,894
                                            --------   --------
Total Current Liabilities                      8,394      5,894

Long-Term debt-related party                  30,000     30,000
                                            --------   --------
TOTAL LIABILITIES                             38,394     35,894
                                            --------   --------
SHAREHOLDERS' EQUITY

Class A preferred stock, no par value;
 Authorized 2,500,000 Shares; Issued
 and outstanding 20,000                       20,000     20,000

Class B preferred stock, no par value;
 Authorized 2,500,000 Shares; Issued
 and outstanding -0-                               0          0

Common Stock, no Par Value
 Authorized 50,000,000 Shares; Issued

 and outstanding 2,240,000 shares              1,120      1,120

Authorized paid-in capital                     3,000      2,400

Accumulated deficit                          (29,585)   (17,103)
                                            --------   --------
TOTAL SHAREHOLDERS' EQUITY                    (5,465)     6,417
                                            --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 32,929   $ 42,311
                                            ========   ========

         The Accompanying Notes To These Unaudited Financial Statements.




Contex Enterprise Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
-----------------------------------------------------------------


                                         3 Months    3 Months
                                          Ended       Ended
                                          August      August
                                         31, 2000    31, 1999
                                        ----------  ---------
Revenue                                 $       0   $       0

Bank Charges                                    6          24
Licenses & Fees                                 0           0
Printing                                        0         100
Professional Fees                           5,000         250
Stock transfer fees                           213         355
Officer Salary                              1,500           0
Rent, related party                           300         300
                                       ----------   ---------
Total costs and expenses                    7,019       1,029
                                       ----------   ---------
(Loss) before taxes

  and interest                             (7,019)     (1,029)

Other (expense)-interest                     (750)          0
                                       ----------   ---------

Net (Loss)                             $   (7,769)  $  (1,029)
                                       ==========   =========

Basic (Loss) per share                 $    (0.00)  $   (0.00)
                                       ==========   =========
Weighted Average Common

 Shares Outstanding                     2,240,000   2,240,000
                                       ==========   =========






         The Accompanying Notes To These Unaudited Financial Statements.




Contex Enterprise Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Operations
-----------------------------------------------------------------

                                                       September
                                                       16, 1991
                               6 Months    6 Months   (Inception)
                                Ended       Ended       Through
                                August      August       August
                               31, 2000    31, 1999     31, 2000
                              ----------  ---------    ----------
Revenue                       $       0   $   2,500    $    2,500

Bank Charges                         19          48           143
Licenses & Fees                       5           0           690
Printing                              0         676         1,902
Professional Fees                 6,860       1,873        16,109
Stock transfer fees                 498         505         1,847
Officer Salary                    3,000           0         6,500
Rent, related party                 600         600         3,000
                             ----------   ---------    ----------
Total costs and expenses         10,982       3,702        30,191
                             ----------   ---------    ----------
(Loss) before taxes

  and interest                  (10,982)     (1,202)      (27,691)

Other (expense)-interest         (1,500)          0        (1,894)
                             ----------   ---------    ----------

Net (Loss)                   $  (12,482)  $  (1,202)   $  (29,585)
                             ==========   =========    ==========

Basic (Loss) per share       $   (0.006)  $  (0.001)
                             ==========   =========
Weighted Average Common

 Shares Outstanding           2,240,000   2,240,000
                             ==========   =========






         The Accompanying Notes To These Unaudited Financial Statements.




Contex Enterprise Group, Inc.
(A Development Stage Company)
Unaudited Statement Of Cash Flows
------------------------------------------------------------------------

                                                              September
                                                              16, 1991
                                       6 Months    6 Months  (Inception)
                                        Ended        Ended     Through
                                       August       August      August
                                      31, 2000     31, 1999    31, 2000
                                      --------     --------    --------
Net Income                            $(12,482)    $ (1,202)   $(29,585)

Adjustments to reconcile net loss to net cash used in operating activities:

Contributed rent                           600            0       3,000
Increase accrued liabilities             2,500          900       8,394
                                      --------     --------    --------
Net Cash Flows From

 (Used in) Operations                   (9,382)        (302)    (18,191)
                                      --------     --------    --------

Cash Flows From Investing Activities:

Net Cash Flows Provided By

 Investing Activities                        0            0           0
                                      --------     --------    --------

Cash Flows From Financing  Activities:

Proceeds from note payable                   0            0      30,000
Proceeds from short term working
 capital advance                             0            0       1,900
Repayment of short term working
 capital advance                             0            0      (1,900)
Proceeds from issuance of
 common stock                                0            0       1,120
Proceeds from issuance of
 Class A preferred stock                     0            0      20,000
                                      --------     --------    --------
Cash Flows (Used In) Financing               0            0      51,120
                                      --------     --------    --------
Net Increase (Decrease) In Cash

 and cash equivalents                   (9,382)        (302)     32,929
Cash and cash equivalents at
 beginning of period                    42,311          645           0
                                      --------     --------    --------
Cash and cash equivalents at
 end of period                        $ 32,929     $    343    $ 32,929
                                      ========     ========    ========

Summary Disclosure of Cash Flow Information:

Return & Cancellation of 40,000
 shares of preferred stock            $      0     $      0    $ (4,000)
                                      ========     ========    ========
Issuance of 4,000 shares of Class A
 preferred stock in exchange for
 former preferred stock               $      0     $      0    $  4,000
                                      ========     ========    ========

         The Accompanying Notes To These Unaudited Financial Statements.



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

February 5, 1998 issued
 40,000 Shares of No Par
 Value Preferred Stock for
 cash of $4,000 or

 $.10 per share               40,000         -           -      4,000         -           -            -    4,000

Net (Loss)                         -         -           -          -         -           -         (205)    (205)
                          ----------  ---------  ---------  ---------  --------  ----------  -----------  -------
Balance At February

 28, 1998                     40,000          0    200,000  $   4,000  $    100  $        0  $      (205) $ 3,895

May 1998 issued 2,040,000
 Shares of No Par Value
 Common Stock for Cash of

 $1,120 or $.0005 Per Share        -          -  2,040,000          -     1,020           -            -    1,020

Net (Loss)                         -          -          -          -         -           -       (5,470)  (5,470)
                          ----------  ---------  ---------  ---------  --------  ----------  -----------  -------
Balance at February

 28, 1999                     40,000          0  2,240,000  $   4,000  $  1,120  $        0  $    (5,675) $  (555)

January 13, 2000
 cancellation of
 preferred stock Issued
 20,000 shares of Class A
 preferred stock for
 $16,000 cash and
 previously paid $4,000
 for old preferred stock
 or $1.00 per share          (40,000)    20,000          -     16,000         -           -            -   16,000

Contributed rent                   -          -          -          -         -       2,400            -    2,400

Net (Loss)                         -          -          -          -         -           -      (11,428) (11,428)
                          ----------  ---------  ---------  ---------  --------  ----------  -----------  -------
Balance at February

 29, 2000                          0     20,000  2,240,000  $  20,000  $  1,120  $    2,400  $   (17,103) $ 6,417

Contributed rent                   -          -          -          -         -         600            -      600

Net (Loss)                         -          -          -          -         -           -      (12,482) (12,482)
                          ----------  ---------  ---------  ---------  --------  ----------  -----------  -------
Balance at August

 31, 2000                          0     20,000  2,240,000  $  20,000  $  1,120  $    3,000  $   (29,585) $(5,465)
                          ==========  =========  =========  =========  ========  ==========  ===========  =======

         The Accompanying Notes To These Unaudited Financial Statements.


Contex Enterprise Group, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements
For The Six Month Period Ended August 31, 2000
----------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and six month interim period ended August 31, 2000 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended August 31, 2000 are not necessarily indicative of the results expected for the fiscal year ended February 28, 2001.

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

                                        CONTEX ENTERPRISE GROUP, INC.
                                        (Registrant)

                                        Dated:  October 9, 2000



                                        By:   s/Gerald H. Trumbule
                                           --------------------------------
                                           Gerald H. Trumbule, Secretary

                          CONTEX ENTERPRISE GROUP, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED AUGUST 31, 2000

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................17