Form 10QSB
period 2000-11-30
TRANSPORTATION LOGISTICS INTL INC
filed 2001-01-22
CIK 1055313

U. S. Securities and Exchange Commission
                        Washington, D. C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                         Commission File No. 0-25319

                     TRANSPORTATION LOGISTICS INT'L, INC.
               (Name of Small Business Issuer in its Charter)


              COLORADO                               84-1191355
 (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
  incorporation or organization)

                 136 Freeway Drive, East Orange, NJ 07018
                 (Address of Principal Executive Offices)

                 Issuer's Telephone Number: (973) 266-7020


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  [X]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                          January 19, 2000
                          Common Voting Stock: 20,615,000

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]



PART 1 - FINANCIAL INFORMATION

           TRANSPORTATION LOGISTICS INT'L, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                            as of November 30, 2000

                                            November 30,    February 29,
                                                2000           2000
                                            (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents               $   337,571     $   224,540
   Accounts Receivable, net of allowance
    for doubtful account of $122,525 and
    $44,900 respectively                     2,845,942       1,105,681
   Prepaid expenses                                  -         110,464
   Deferred income taxes                        21,860          21,860
                                             ---------       ---------
Total Current Assets                         3,205,373       1,462,545
                                             ---------       ---------
Property and Equipment, at cost, less
    accumulated depreciation of $536,619 and
    $138,915 respectively                      337,186         438,051

Goodwill and Customer lists, net of
    accumulated amortization of $30,615
    and $53,467 respectively                   200,800         182,586
Loan receivable stockholders                   102,098         102,098
Security deposits and deferred lease payment    88,891          34,256
Deferred income taxes                              405             405
Loan receivable affiliates                     378,054          39,364
                                              --------        --------
Total Other Assets                             770,248         358,709
                                             ---------       ---------
    TOTAL ASSETS                            $4,312,807      $2,259,305
                                             =========       =========

           TRANSPORTATION LOGISTICS INT'L, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet
                          as of November 30, 2000

                                            November 30,    February 29,
                                               2000             2000
                                            (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                         $2,419,025      $   853,844
   Accrued Expenses                            232,969          147,442
   Note payable to bank                        177,462          141,652
   Income tax payable                            1,052            1,052
   Current portion of capitalized lease
    obligations                                  9,340           15,008
   Due to related party                              -           90,000
                                             ---------        ---------
Total Current Liabilities                    2,839,848        1,248,998
                                             ---------        ---------
Capitalized lease obligations, net of
    current portion                              3,110            4,330
Deferred taxes                                   9,415            7,215
                                             ---------        ---------
TOTAL LIABILITIES                            2,852,373        1,260,543
                                             ---------        ---------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 5,000,000
    shares authorized, and no shares issued          -                -
   Common stock, no par value; 50,000,000
    shares authorized, and 20,360,000 and
    3,587,520 shares issued and outstanding
    respectively                             1,332,024          961,083
   Accumulated other comprehensive income      (21,001)           3,455
   Retained Earnings                           149,411           34,224
                                             ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                   1,460,434          998,762
                                             ---------        ---------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                 $4,312,807       $2,259,305
                                             =========        =========

           TRANSPORTATION LOGISTICS INT'L, INC AND SUBSIDIARIES
                    Consolidated Statement of Earnings
              For the Nine (9) Months Ended November 30, 2000


                                             Three Months   Nine Months
                                                Ended          Ended
                                             November 30,   November 30,
                                                2000           2000
                                             (Unaudited)    (Unaudited)

Operating Revenue                            $ 4,783,253   $ 11,486,017

Direct Operating Expenses                      3,644,839      8,039,900
                                               ---------     ----------
Gross Profit                                   1,138,414      3,446,117

Operating Expenses
 Selling, general and administrative             995,649      2,916,266
 Depreciation and amortization                    31,450        152,194
 Start up costs (International Agency
  Network)                                             -        255,100
                                               ---------      ---------
Total Operating Expenses                       1,027,099      3,323,560

Operating Income                                 111,315        122,557

Operating Expense:
 Interest expense                                (1,724)        (5,171)
                                               --------       --------
Income before income taxes                      109,592        117,387

Provision for income taxes                            -         (2,200)
                                               --------       --------
Net Income                                   $  109,592    $   115,187
                                               ========       ========
Net income per share :
  Basic and diluted                          $    0.006    $     0.007
                                               ========       ========
Weighted average shares
  Basic and diluted                          18,193,333     17,460,000
                                             ==========     ==========

          TRANSPORTATION LOGISTICS INT'L INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
               For the Nine (9) Months Ended November 30, 2000

                                                Nine Months Ended
                                                November 30,2000
                                                  (Unaudited)
Cash Flows From Operating Activities:
   Net income (loss)                                 $ 115,187
   Bad debt expense                                     31,006
   Depreciation and amortization                       152,194
   Gain on sale of fixed assets                              -
   Deferred income tax                                   2,200
   Adjustments to reconcile net loss to net cash
    used in operating activities
    Increase in accounts receivable                   (102,893)
    Decrease in prepaid expenses                        59,402
    Decrease in prepaid income taxes                   113,173
    Increase in security deposits                      (40,738)
    Increase in accounts payable and accrued
     expenses                                          302,885
                                                      --------
 Net cash provided by operating activities             632,416
                                                      --------
Cash Flows From Investing Activities :
   Purchase of property and equipment                 (119,158)
   Cash from Rewico acquisition                        125,404
                                                      --------
 Net cash provided by investing activities               6,246
                                                      --------
Cash Flows From Financing Activities:
   Shareholder loans, net                              (83,504)
   Repayment of capitalized leases                      (6,888)
   Proceeds from bank loans                             35,810
   Loans to affiliates                                (471,049)
                                                      --------
 Net cash used in financing activities                (525,631)
                                                      --------
Net increase in cash and cash equivalents              113,031

Cash and cash equivalents-beginning of period          224,540
                                                      --------
Cash and cash equivalents-end of period              $ 337,571
                                                      ========

         TRANSPORTATION LOGISTICS INT'L, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD ENDED NOVEMBER 30, 2000

NOTE 1 -Summary of Significant Accounting Policies

Interim Financial Information

The interim financial information for the nine months ended November 30, 2000 is unaudited. In the opinion of management, however, this information has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting of normal recurring adjustments) that Transportation Logistics Int'l, Inc., a Colorado corporation (the "Company") and subsidiaries consider necessary for a fair presentation of its financial position at such date and its operating results and cash flows for those periods. Results for the interim period are not necessarily indicative of the results to be expected for the entire year, or any future period.

Principles of Consolidation

The accompanying consolidated balance sheet includes the accounts of the Company and of Transportation Logistics Int'l, Inc., a New York corporation ("TLI-NY"), as well as subsidiaries of TLI-NY. All material inter-company accounts and transactions have been eliminated. The fiscal year of TLI-NY ends on December 31. Accordingly, the Company's financial results for the nine months ended November 30, 2000 have been consolidated with the financial results of TLI-NY for the nine months ended September 30, 2000.

Property and Equipment

Property and equipment are valued at cost. Gains and losses on disposition of property are reflected in income. Depreciation is computed using the straight-line method over three to five year estimated useful lives of the assets. Repairs and maintenance which do not extend the useful life of the related assets are expensed as incurred. Depreciation expense charged to operations during the three and nine months ended November 30, 2000 was $31,450 and $152,194, respectively.

Acquisition of Rewico America, Inc.

On March 21,2000 the Company acquired all of the issued and outstanding common stock of Rewico America, Inc., an international freight brokerage company, through an acquisition through the issuance of 475,000 shares of Transportation Logistics Int'l, Inc. common stock. The total value of the acquisition is approximately $589,000 (exclusive of acquisition costs). The effective date for the purchase was March 31, 2000. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No.16. The excess (approximately $38,500) of the acquisition cost over the recorded value of assets acquired was allocated to goodwill and is being amortized over 15 years. The accompanying balance sheet includes the assets and liabilities of Rewico America, Inc. at November 30, 2000.

Acquisition of TLI Bangladesh

On March 31, 2000 the Company acquired all of the issued and outstanding common stock of TLI Bangladesh, an international freight brokerage company, through an acquisition through the issuance of 7,290 shares of Transportation Logistics Int'l, Inc. common stock. The total value of the acquisition is approximately $9,000 (exclusive of acquisition costs) .The effective date for the purchase was March 31, 2000. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No.16. The accompanying balance sheet includes the assets and liabilities of TLI Bangladesh at November 30, 2000.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs during the three and nine month periods ended November 30, 2000 amounted to $0 and $0, respectively.

Comprehensive Income

For foreign operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. For the three and nine month periods ended November 30, 2000, the foreign currency translation was $0 and $0, respectively.

NOTE 2:  Property and Equipment

The following is a summary of property and equipment-at cost, less accumulated depreciation.

                              November 30, 2000

        Furniture and fixtures   $  14,450
        Equipment                  795,537
        Leasehold Improvements      63,818
                                   -------
 Less: accumulated depreciation   (536,619)
                                   -------
         Net fixed assets         $337,186
                                   =======

NOTE 3:  Accounts Payable and Accrued Expenses

Accrued expenses consist of the following:

                                   November 30, 2000

Freight and Operating Expense Invoices  $232,969
                                         -------
                                        $232,969
                                         =======

NOTE 4:  Transactions with Related Parties

Stockholder Loans

From time to time the Company has advanced loans to several of its stockholders. At November 30, 2000, these loans amounted to $102,098. The loans have no stated interest rate and no specific repayment terms.

NOTE 5:  Notes Payable Bank

The Company's UK subsidiary has the following short term notes payable.

   Note payable to bank         $  65,000
   Overdraft facility              76,652
                                  -------
                                $ 141,652
                                  =======

The note payable to the bank and the overdraft facility bear interest at 3% above the L.I.B.O.R. rate and are secured by substantially all of the Company's assets, and are personally guaranteed by the subsidiary's president and the parent company.


ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

On November 15, 2000, Contex Enterprise Group, Inc., a Colorado corporation which had no materials assets or liabilities, acquired all of the capital stock of Transportation Logistics Int'l, Inc., a New York corporation, in a share exchange. Subsequently, the name of the parent corporation was changed to Transportation Logistics Int'l, Inc. ("TLI"). The operations that are reported in this Quarterly Report and analyzed in this section are the consolidated operations, which consist entirely of the operations that were carried on by the New York corporation prior to the share exchange.

The fiscal year of the New York corporation ends on December 31, while the fiscal year of TLI ends on February 28. Accordingly, the results of operations of the New York corporation for the three and nine month periods ended September 30, 2000 have been consolidated in this report with the results of operations of TLI for the three and nine month periods ended November 30, 2000.

Revenue in the third quarter continued the pattern of growth that has characterized our operations over the past eighteen months. Third quarter revenue of $4,783,253 was equal to 71% of revenue for the first two quarters of fiscal 2000 combined, and 69% of revenue for our last full fiscal year.
The growth in revenue is attributable entirely to our transportation logistics business.

During the past eighteen months, we have incurred $711,225 in expenses attributable to development of our Translogistics Network, including $255,100 in the first half of this year. (Minimal development expenses were incurred in the third quarter, as the network is substantially developed.) Intra-network operations have commenced, but do not yet include significant shipments to and from the U.S. Accordingly, the revenue reported for the three and nine months ended September 30, 2000 does not reflect any benefits from the Translogistics Network. When the Network commences shipments to and from the U.S., we expect that the rate of growth of our revenue will increase.

The primary reason that the Translogistics Network is not generating any U.S. business is that we are still engaged in developing a domestic presence sufficient to meet the needs of the Translogistics Network. Development of that presence is being carried out through a program of acquisitions and affiliations, and is expected to be completed by the end of calendar 2001.

Management is actively seeking additional capital resources, through sale of equity or debt, and hope to increase our available resources in the very near future. When the resources are available, we expect to be able to quickly expand our international presence, and accelerate domestic transactions through our Translogistics Network. That development will have a significant positive effect on our revenue.

Our gross margin for the third quarter was 24%, a reduction from the 34% realized in the first half of the current fiscal year. The reduction in gross margins reflects the fact that at the beginning of this year nearly half of our revenue was attributable to our non-logistics businesses, which produce higher gross margins than the transportation logistics business. As transportation logistics comes to dominate our revenue, our gross margins will more closely reflect the margins dictated by the shipping industry:
12%-18% for ocean freight and 25% for air freight.

Although the growth of our transportation logistics business will reduce our gross margins, we expect it to have a positive effect on our bottom line.
The reason is that transportation logistics operations are efficient, relative to bussing and driver placement operations, requiring little in the way of hard, depreciable assets and a much more modest staff. This was evident in the third quarter of the current fiscal year, in which indirect expenses were equal to 21% of revenue, compared to 34% for the first six months of the current year.

Selling, general and administrative expenses of $995,649 in the third quarter of the current year were high relative to our business plan, equaling 21% of revenue. The primary reasons for high S,G&A expenses in this period were expenses attributable to the acquisition of the New York corporation by TLI, as well as expenses attributable to our efforts to rapidly expand our U.S. presence. We expect the ratio of S,G&A to revenue to be smaller in the future.


Liquidity and Capital Resources

Our working capital at November 30, 2000 was $365,525, which is sufficient to sustain our operations at their current level for the next year. For the nine months which ended on that date, our operations produced $632,416 in cash. Our overall cash position in that same period increased by only $113,031, however, as funds from operations were used to resolve obligations that had been incurred during our start-up period. Having relieved ourselves of those obligations, we have our cash flow generally stabilized at the current level of operations, and even for a careful increase in operations. Indeed, in the third quarter, when our revenues increased substantially from revenue in the first two quarters of this year, our cash increased by $151,375.

Our greatest area of concern in connection with current working capital is the difficulty in collecting accounts receivable that is endemic to the international logistics industry. At November 30, 2000 our accounts receivable exceeded our accounts payable by $426,917. This cushion will be sufficient if we are able to collect our receivables at the same rate at which we are required to pay our payables. The difficulty of collecting international receivables, however, means that we must carefully conserve our cash by delaying payments whenever possible. These delays, in turn, if not circumspect, can lead to operating difficulties brought about by disgruntled vendors and agents.

During the next year we intend to make a concerted effort to reduce our outstanding accounts receivable through collection efforts and up-front payment arrangements. We also intend to alleviate this problem to some extent by establishing a financial clearing house for our Translogistics Network and by requiring network affiliates to post an indemnity bond.

At present, the only credit available to us is a limited overdraft privilege granted to our U.K. subsidiary. Traditional receivables financing has to this point not been available because of the international nature of our receivables and their relative longevity. We hope that in the future, if we are able to strengthen our receivables, we will be able to secure receivables financing.

While, as noted, our working capital position seems sufficient to sustain our operations at their current levels, our business plan calls for dramatic growth, primarily through the benefits of our Translogistics Network of affiliated logistics agencies. To fund that growth, we will require additional capital resources. Management, therefore, is actively engaged in exploring opportunities for equity or debt financing, to obtain the funds needed for our growth.



PART II   -   OTHER INFORMATION

 Item 4.Submission of matters to a vote of security holders.

   A special meeting of the Shareholders was held on December 11, 2000. At the meeting, the following proposals were approved:

   I. Proposal to approve an amendment to the Articles of Incorporation of Contex Enterprise Group, Inc., which would have the effect of:

      - changing the company's corporate name to "Transportation Logistics Int'l, Inc.;
      - eliminating the provisions of the Articles of Incorporation which specify certain designations and rights for the holders of preferred stock; and
      - eliminating Article XV of the Articles of Incorporation which imposes personal liability on the directors and officers of the company if the name of the company is changed without notice to the shareholders.

      The Proposal was approved by a vote of 14,783,844 shares for, no shares against, and no shares abstained.

  II. Proposal to adopt the 2000 Stock and Stock Option Plan.

      The Proposal was approved by a vote of 14,783,844 shares for, no shares against, and no shares abstained.

Item 6.  Exhibits and reports on Form 8-K.

         Reports on Form 8-K:

         November 15, 2000.  Acquisition of Transportation Logistics Int'l.,
          Inc., a New York corporation

         November 17, 2000.   Change in Registrant's Certifying Accountant

         Exhibits

    10.  2000 Stock and Stock Option Plan


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                       TRANSPORTATION LOGISTICS INT'L, INC.


 Date: 1/19/2001       By: /s/ Michael Margolies
                           -----------------------------------
                           Michael Margolies, Chief Executive
                            Officer, Chief Financial and Accounting Officer




       *       *       *       *       *       *       *       *       *       *
                                                               Exhibit 10
                      TRANSPORTATION LOGISTICS INT'L, INC.

                       2000 Stock and Stock Option Plan

Article 1. Establishment and Purpose

     1.1 Establishment of the Plan. Transportation Logistics Int'l, Inc., a Colorado corporation (the "Company" or "TLI"), hereby establishes an incentive compensation plan (the "Plan"), as set forth in this document.

     1.2 Purpose of the Plan. The purpose of the Plan is to promote the success and enhance the value of the Company by linking the personal interests of Participants to those of the Company's shareholders, and by providing Participants with an incentive for outstanding performance. The Plan is further intended to attract and retain the services of Participants upon whose judgment, interest, and special efforts the successful operation of TLI and its subsidiaries is dependent.

     1.3 Effective Date of the Plan. The Plan shall become effective on November 15, 2000.

Article 2. Definitions

     Whenever used in the Plan, the following terms shall have the meanings set forth below and, when the meaning is intended, the initial letter of the word is capitalized:

     (a) "Award" means, individually or collectively, a grant under this Plan of Nonqualified Stock Options, Incentive Stock Options, Restricted Stock, or Performance Shares.

     (b) "Award Agreement" means an agreement which may be entered into by each Participant and the Company, setting forth the terms and provisions applicable to Awards granted to Participants under this Plan.

     (c)  "Board" or "Board of Directors" means the TLI Board of Directors.

     (d) "Cause" shall mean willful and gross misconduct on the part of an Eligible Person that is materially and demonstrably detrimental to the Company or any Subsidiary as determined by the Committee in its sole discretion.

     (e) "Change in Control" shall be deemed to have occurred if (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange
Act), other than (A) a person who on November 15, 2000 was the beneficial owner of more than 25% of the outstanding Shares, (B) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or
(C) a corporation owned directly or indirectly by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing forty percent (40%) or more of the total voting power represented by the Company's then outstanding voting securities, or (ii) during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company and any new Director whose election by the Board of Directors or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds (2/3) of the Directors then still in office who either were Directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof, or (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty-five percent (55%) of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company's assets.

     (f) "Code" means the Internal Revenue Code of 1986, as amended from time to time.

     (g)  "Committee" means the committee or committees, as specified in
Article 3, appointed by the Board to administer the Plan with respect to grants of Awards.

     (h) "Consultant" means a natural person under contract with the Company to provide bona fide services to the Company which are not in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market for the Company's securities.

     (i) "Director" means any individual who is a member of the TLI Board of Directors.

     (j) "Disability" shall mean the Participant's inability to perform the Participant's normal Employment functions due to any medically determinable physical or mental disability, which can last or has lasted 12 months or is expected to result in death.

     (k) "Eligible Person" means an Employee, Director or Consultant.

     (l) "Employee" means any officer or employee of the Company or of one of the Company's Subsidiaries. Directors who are not otherwise employed by the Company shall not be considered Employees under this Plan.

     (m) "Employment," with reference to an Employee, means the condition of being an officer or employee of the Company or one of its Subsidiaries. "Employment," with reference to a Consultant, means the condition of being a Consultant. "Employment," with reference to a Director, means the condition of being a Director. The change in status of an Eligible Person among the categories of Employee, Director and Consultant shall not be deemed a termination of Employment.

     (n) "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, or any successor Act thereto.

     (o) "Exercise Price" means the price at which a Share may be purchased by a Participant pursuant to an Option, as determined by the Committee.

     (p) "Fair Market Value" shall mean (i) at such time as there are closing prices quoted for the Shares, the closing price of Shares on the relevant date, or (if there were no sales on such date) the next preceding trading date, all as reported on the principal market for the Shares, or (ii) at such time as there is a public market quoted without closing prices, the mean of the closing high bid and low asked on the relevant date, as reported on the principal market for the Shares, or (iii) at such time as there is no public market for the Shares, the value determined from time to time by the Board of Directors.

     (q) "Incentive Stock Option" or "ISO" means an option to purchase Shares from TLI, granted under this Plan, which is designated as an Incentive Stock Option and is intended to meet the requirements of Section 422 of the Code.

     (r) "Insider" shall mean an Eligible Person who is, on the relevant date, an officer, director, or ten percent (10%) beneficial owner of the Company, as those terms are defined under Section 16 of the Exchange Act.

     (s) "Non-qualified Stock Option" or "NQSO" means the option to purchase Shares from TLI, granted under this Plan, which is not intended to be an Incentive Stock Option.

     (t) "Option" or "Stock Option" shall mean an Incentive Stock Option or a Nonqualified Stock Option.

     (u) "Participant" means a person who holds an outstanding Award granted under the Plan.

     (v) "Performance Share" shall mean an Award granted to an Eligible Person pursuant to Article 8 herein.

     (w) "Plan" means this 2000 Stock and Stock Option Plan.

     (x) "Restricted Stock" means an Award of Stock granted to an Eligible Person pursuant to Article 7 herein.

     (y) "Restriction Period" means the period during which Shares of Restricted Stock are subject to restrictions or conditions under Article 7.

     (z) "Shares" or "Stock" means the shares of common stock of the Company.

     (aa) "Subsidiary" shall mean any corporation in which the Company owns directly, or indirectly through subsidiaries, more than fifty percent (50%) of the total combined voting power of all classes of Stock, or any other entity (including, but not limited to, partnerships and joint ventures) in which the Company owns more than fifty percent (50%) of the combined equity thereof.

Article 3. Administration

     3.1  The Committee.   The Plan and all Awards hereunder shall be
administered by one or more Committees of the Board as may be appointed by the Board for this purpose. The Board may appoint a Committee specifically responsible for Awards to Insiders (the "Disinterested Committee") where each Director on such Disinterested Committee is a "Non-Employee Director" (or any successor designation for determining who may administer plans, transactions or awards exempt under Section 16(b) of the Exchange Act), as that term is used in Rule 16b-3 under the Exchange Act, as that rule may be modified from time to time. If no specific Committee is appointed by the Board, then the Board in its entirety shall be the Committee. Any Committee may be replaced by the Board at any time.

     3.2 Authority of the Committee. The Committee shall have full power, except as limited by law and subject to the provisions herein, to select the recipients of Awards; to determine the size and types of Awards; to determine the terms and conditions of such Awards in a manner consistent with the Plan; to construe and interpret the Plan and any agreement or instrument entered into under the Plan; to establish, amend, or waive rules and regulations for the Plan's administration; and (subject to the provisions of Article 10 herein) to amend the terms and conditions of any outstanding Award to the extent such terms and conditions are within the discretion of the Committee as provided in the Plan. Further, the Committee shall make all other determinations which may be necessary or advisable for the administration of the Plan.

     The Committee shall determine which Awards are made pursuant to Rule 701 under the Securities Act of 1933, as amended.

     No Award may be made under the Plan after September 30, 2010.

     All determinations and decisions made by the Committee pursuant to the provisions of the Plan and all related orders or resolutions of the Board shall be final, conclusive, and binding on all persons, including the Company, its stockholders, Eligible Persons, Participants, and their estates and beneficiaries.

     Subject to the terms of this Plan, the Committee is authorized, and shall not be limited in its discretion, to use any of the Performance Criteria specified herein in its determination of Awards under this Plan.

Article 4. Shares Subject to the Plan

     4.1 Number of Shares. Subject to adjustment as provided in Section 4.3 herein, the number of Shares available for grant under the Plan shall not exceed two million (2,000,000) Shares. The Shares granted under this Plan may be either authorized but unissued or reacquired Shares.

     Without limiting the discretion of the Committee under this section, unless otherwise provided by the Committee, the following rules will apply for purposes of the determination of the number of Shares available for grant under the Plan or compliance with the foregoing limits:

     (a) The grant of a Stock Option or a Restricted Stock Award shall reduce the Shares available for grant under the Plan by the number of Shares subject to such Award. However, to the extent the Participant uses previously owned Shares to pay the Exercise Price or any taxes, or Shares are withheld to pay taxes, these Shares shall be available for regrant under the Plan.

     (b) With respect to Performance Shares, the number of Performance Shares granted under the Plan shall be deducted from the number of Shares available for grant under the Plan. The number of Performance Shares which cannot be, or are not, converted into Shares and distributed to the Participant (after any applicable tax withholding) following the end of the Performance Period shall increase the number of Shares available for regrant under the Plan by an equal amount.

     4.2 Lapsed Awards. If any Award granted under this Plan is canceled, terminates, expires, or lapses for any reason, Shares subject to such Award shall be again available for the grant of an Award under the Plan.

     4.3 Adjustments in Authorized Plan Shares. In the event of any merger, reorganization, consolidation, recapitalization, separation, liquidation, Stock dividend, split-up, Share combination, or other change in the corporate structure of the Company affecting the Shares, an adjustment shall be made in the number and class of Shares which may be delivered under the Plan, and in the number and class of and/or price of Shares subject to outstanding Awards granted under the Plan, and/or the number of outstanding Options, Shares of Restricted Stock, and Performance Shares constituting outstanding Awards, as may be determined to be appropriate and equitable by the Committee, in its sole discretion, to prevent dilution or enlargement of rights.

Article 5. Eligibility and Participation

     5.1 Eligibility. All Eligible Persons are eligible to participate in this Plan.

     5.2 Actual Participation. Subject to the provisions of the Plan, the Committee may, from time to time, select from all Eligible Persons, those to whom Awards shall be granted and shall determine the nature and amount of each Award. No Eligible Person is entitled to receive an Award unless selected by the Committee.

Article 6. Stock Options

     6.1 Grant of Options. Subject to the terms and provisions of the Plan, Options may be granted to Eligible Persons at any time and from time to time, and under such terms and conditions, as shall be determined by the Committee. The Committee shall have discretion in determining the number of Shares subject to Options granted to each Eligible Person. The Committee may grant ISOs, NQSOs, or a combination thereof. ISOs, however, may be granted only to Employees and only if this Plan is approved by the shareholders of the Company within one year after it is adopted by the Board of Directors.

     6.2 Form of Issuance. Each Option grant may be issued in the form of an Award Agreement and/or may be recorded on the books and records of the Company for the account of the Participant. If an Option is not issued in the form of an Award Agreement, then the Option shall be deemed granted as determined by the Committee. The terms and conditions of an Option shall be set forth in the Award Agreement, in the notice of the issuance of the grant, or in such other documents as the Committee shall determine. Such terms and conditions shall include the Exercise Price, the duration of the Option, the number of Shares to which an Option pertains (unless otherwise provided by the Committee, each Option may be exercised to purchase one Share), and such other provisions as the Committee shall determine, including, but not limited to whether the Option is intended to be an ISO or a NQSO.

     6.3  Exercise Price.

     (a) Unless a greater Exercise Price is determined by the Committee, the Exercise Price for each ISO awarded under this Plan shall be equal to one hundred percent (100%) of the Fair Market Value of a Share on the date the Option is granted. If, however, the Eligible Person owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or of its parent or subsidiary corporations, then the Exercise Price of an ISO shall be not less than one hundred ten percent (110%) of the Fair Market Value of a Share on the date the Option is granted.

     (b) The Exercise Price of a NQSO shall be determined by the Committee in its sole discretion.

     6.4 Duration of Options. Each Option shall expire at such time as the Committee shall determine at the time of grant (which duration may be extended by the Committee); provided, however, that no Option shall be exercisable later than the tenth (10th) anniversary date of its grant. If, however, the Eligible Person owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or of its parent or subsidiary corporations, then no Option shall be exercisable later than the fifth (5th) anniversary date of its grant.

     6.5 Vesting of Options. Options shall vest at such times and under such terms and conditions as determined by the Committee; provided, however, unless a different vesting period is provided by the Committee at or before the grant of an Option, the Options will vest on the first anniversary of the grant.

     6.6 Exercise of Options. Options granted under the Plan shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall in each instance approve, which need not be the same for each grant or for each Participant.

     Options shall be exercised by delivery of a written notice (including e-mail and telecopies) to the Secretary of the Company (or, if so provided by the Company, to its designated agent), which notice shall be irrevocable, setting forth the exact number of Shares with respect to which the Option is being exercised and including with such notice payment of the Exercise Price. When Options have been transferred, the Company or its designated agent may require appropriate documentation that the person or persons exercising the Option, if other than the Participant, has the right to exercise the Option. No Option may be exercised with respect to a fraction of a Share.

     6.7 Payment. The Exercise Price shall be paid in full at the time of exercise. No Shares shall be issued or transferred until full payment has been received therefor.

     Payment may be made:

     (a) in cash, or

     (b) unless otherwise provided by the Committee at any time, and subject to such additional terms and conditions and/or modifications as the Committee or the Company may impose from time to time, and further subject to suspension or termination of this provision by the Committee or Company at any time, by:

               (i) delivery of Shares of Stock owned by the Participant in partial (if in partial payment, then together with cash) or full payment (if a fractional Share remains after payment of the Exercise Price in full by previously owned Shares, then the fractional Share shall be withheld for taxes); provided, however, as a condition to paying any part of the Exercise Price in Stock, at the time of exercise of the Option, the Participant must establish to the satisfaction of the Company that the Stock tendered to the Company has been held by the Participant for a minimum of six (6) months preceding the tender; or

     (ii) if the Company has designated a stockbroker to act as the Company's agent to process Option exercises, issuance of an exercise notice together with instructions to such stockbroker irrevocably instructing the stockbroker: (A) to immediately sell a sufficient portion of the Shares to pay the Exercise Price of the Options being exercised and the required tax withholding, and (B) to deliver on the settlement date the portion of the proceeds of the sale equal to the Exercise Price and tax withholding to the
Company.   In the event the stockbroker sells any Shares on behalf of a
Participant, the stockbroker shall be acting solely as the agent of the Participant, and the Company disclaims any responsibility for the actions of the stockbroker in making any such sales. No Stock shall be issued until the settlement date and until the proceeds (equal to the Option Price and tax withholding) are paid to the Company.

     If payment is made by the delivery of Shares of Stock, the value of the Shares delivered shall be equal to the Fair Market Value of the Shares on the day preceding the date of exercise of the Option.

     6.8 Termination of Employment. Unless otherwise provided by the Committee, the following limitations on exercise of Options shall apply upon termination of Employment:

     (a) Termination by Death or Disability. In the event the Employment of a Participant shall terminate by reason of death or Disability, all outstanding Options granted to that Participant shall immediately vest as of the date of termination of Employment and may be exercised, if at all, no more than three (3) years from the date of the termination of Employment, unless the Options, by their terms, expire earlier.

     (b) Termination for Cause. If the Employment of a Participant shall be terminated by the Company for Cause, all outstanding Options held by the Participant shall immediately be forfeited to the Company and no additional exercise period shall be allowed, regardless of the vested status of the Options.

     (c) Retirement or Other Termination of Employment. If the Employment of a Participant shall terminate for any reason other than the reasons set forth in (a) or (b) above, all outstanding Options which are vested as of the effective date of termination of Employment may be exercised, if at all, no more than thirty (30) days from the date of termination of Employment, unless the Options, by their terms, expire earlier. In the event of the death of the Participant after termination of Employment, this paragraph (c) shall still apply and not paragraph (a), above.

     (d) Options not Vested at Termination. Except as provided in paragraph (a) above, all Options held by the Participant which are not vested on or before the effective date of termination of Employment shall immediately be forfeited to the Company (and shall once again become available for grant under the Plan).

     (e) Notwithstanding the foregoing, the Committee may, in its sole discretion, establish different terms and conditions pertaining to the effect of termination of Employment, but no such modification shall shorten the terms of Options issued prior to such modification.

     6.9 Restrictions on Exercise and Transfer of Options. Unless otherwise provided by the Committee:

     (a) During the Participant's lifetime, the Participant's Options shall be exercisable only by the Participant or by the Participant's guardian or legal representative. After the death of the Participant, an Option shall only be exercised by the holder thereof (including, but not limited to, an executor or administrator of a decedent's estate) or his guardian or legal representative.

     (b) No Option shall be transferable except: (i) in the case of the Participant, only upon the Participant's death; and (ii) in the case of any holder after the Participant's death, only by will or by the laws of descent and distribution.

     6.10 Competition. Notwithstanding anything in this Article 6 to the contrary, in the event the Committee determines, in its sole discretion, that a Participant is engaging in activity competitive with the Company, any Subsidiary, or any business in which any of the foregoing have a substantial interest (the "TLI Businesses"), the Committee may cancel any Option granted to such Participant, whether or not vested, in whole or in part. Such cancellation shall be effective as of the date specified by the Committee. Competitive activity shall mean any business or activity if a substantially similar business activity is being carried on by a TLI Business, including, but not limited to, representing or providing consulting services to any person or entity that is engaged in competition with a TLI Business or that takes a position adverse to a TLI Business. However, competitive activity shall not include, among other things, owning a nonsubstantial interest as a shareholder in a competing business.

Article 7. Restricted Stock

     7.1 Grant of Restricted Stock. Subject to the terms and provisions of the Plan, the Committee, at any time and from time to time, may grant Shares of Restricted Stock to Eligible Persons in such amounts and upon such terms and conditions as the Committee shall determine. In addition to any other terms and conditions imposed by the Committee, vesting of Restricted Stock may be conditioned upon the attainment of Performance Goals based on Performance Criteria in the same manner as provided in Section 8.3, herein with respect to Performance Shares.

     7.2 Restricted Stock Agreement. The Committee may require, as a condition to an Award, that a recipient of a Restricted Stock Award enter into a Restricted Stock Award Agreement, setting forth the terms and conditions of the Award. In lieu of a Restricted Stock Award Agreement, the Committee may provide the terms and conditions of an Award in a notice to the Participant of the Award, on the Stock certificate representing the Restricted Stock, in the resolution approving the Award, or in such other manner as it deems appropriate.

     7.3 Transferability. Except as otherwise provided in this Article 7, the Shares of Restricted Stock granted herein may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable Restriction Period established by the Committee, if any.

     7.4 Other Restrictions. The Committee may impose such other conditions and/or restrictions on any Shares of Restricted Stock granted pursuant to the Plan as it may deem advisable including, without limitation, a requirement that Participants pay a stipulated purchase price for each Share of Restricted Stock and/or restrictions under applicable Federal or state securities laws; and may legend the certificates representing Restricted Stock to give appropriate notice of such restrictions.

     The Company shall also have the right to retain the certificates representing Shares of Restricted Stock in the Company's possession until such time as all conditions and/or restrictions applicable to such Shares have been satisfied.

     7.5  Removal of Restrictions.  Except as otherwise provided in this
Article 7, Shares of Restricted Stock covered by each Restricted Stock grant made under the Plan shall become freely transferable by the Participant after the last day of the Restriction Period and completion of all conditions to vesting, if any. However, unless otherwise provided by the Committee, the Committee, in its sole discretion, shall have the right to immediately waive all or part of the restrictions and conditions with regard to all or part of the Shares held by any Participant at any time.

     7.6 Voting Rights, Dividends and Other Distributions. During the Restriction Period, Participants holding Shares of Restricted Stock granted hereunder may exercise full voting rights and shall receive all regular cash dividends paid with respect to such Shares. Except as provided in the following sentence, in the sole discretion of the Committee, other cash dividends and other distributions paid to Participants with respect to Shares of Restricted Stock may be subject to the same restrictions and conditions as the Shares of Restricted Stock with respect to which they were paid. If any such dividends or distributions are paid in Shares, the Shares shall be subject to the same restrictions and conditions as the Shares of Restricted Stock with respect to which they were paid.

     7.7 Termination of Employment Due to Death or Disability. In the event the Employment of a Participant shall terminate by reason of death or Disability, unless otherwise provided by the Committee prior to or at the time of the Award, all Restriction Periods and all restrictions imposed on outstanding Shares of Restricted Stock held by the Participant shall immediately lapse and the Restricted Stock shall immediately become fully vested as of the date of termination of Employment.

     7.8 Termination of Employment for Other Reasons. If the Employment of a Participant shall terminate for any reason other than those specifically set forth in Section 7.7 herein, all Shares of Restricted Stock held by the Participant which are not vested as of the effective date of termination of Employment immediately shall be forfeited and returned to the Company.

Article 8.  Performance Shares

     8.1  Grants of Performance Shares.   A Performance Share is equivalent
in value to a Share of Stock. Subject to the terms of the Plan, Performance Shares may be granted to Eligible Persons at any time and from time to time, as determined by the Committee. The Committee shall have complete discretion in determining the number of Performance Shares awarded to each Participant.

     8.2 Performance Period. The Performance Period for Performance Shares is the period over which the Performance Goals are measured. The Performance Period is set by the Committee for each Award; however, in no event shall an Award have a Performance Period of less than six months.

     8.3 Performance Goals. For each Award of Performance Shares, the Committee shall establish performance objectives ("Performance Goals") for the Company, its Subsidiaries, and/or divisions of any of foregoing, based on the Performance Criteria and other factors set forth below. Performance Goals shall include payout tables, formulas or other standards to be used in determining the extent to which the Performance Goals are met, and, if met, the number of Performance Shares distributed to Participants in accordance with Section 8.5. All Performance Shares which may not be converted under the Performance Goals or which are reduced by the Committee under Section 8.5 or which may not be converted for any other reason after the end of the Performance Period shall be canceled at the time they would otherwise be distributable. When the Committee desires an Award to qualify under Section 162(m) of the Code, as amended, the Committee shall establish the Performance Goals for the respective Performance Shares prior to or within 90 days of the beginning of the service relating to such Performance Goal, and not later than after 25% of such period of service has elapsed. For all other Awards, the Performance Goals must be established before the end of the respective Performance Period.

     (a) The Performance Criteria which the Committee is authorized to use, in its sole discretion, are any of the following criteria or any combination thereof:

     (1) Financial performance of the Company (on a consolidated basis), of one or more of its Subsidiaries, and/or a division of any of the foregoing. Such financial performance may be based on net income and/or Value Added (after-tax cash operating profit less depreciation and less a capital charge).


     (2) Service performance of the Company (on a consolidated basis), of one or more of its Subsidiaries, and/or of a division of any of the foregoing. Such service performance may be based upon measured customer perceptions of service quality.

     (3) The Company's Stock price; return on shareholders' equity; total shareholder return (Stock price appreciation plus dividends, assuming the reinvestment of dividends); and/or earnings per share.

     (4) With respect to the Company (on a consolidated basis), to one or more of its Subsidiaries, and/or to a division of any of the foregoing: sales, costs, market share of a product or service, return on net assets, return on assets, return on capital, profit margin, and/or operating revenues, expenses or earnings.

     (5) Completion of a marketing or development project as defined in the Award Agreement.

     (b) Except to the extent otherwise provided by the Committee in full or in part, if any of the following events occur during a Performance Period and would directly affect the determination of whether or the extent to which Performance Goals are met, they shall be disregarded in any such computation: changes in accounting principles; extraordinary items; changes in tax laws affecting net income and/or Value Added; natural disasters, including floods, hurricanes, and earthquakes; and intentionally inflicted damage to property which directly or indirectly damages the property of the Company or its Subsidiaries. No such adjustment shall be made to the extent such adjustment would cause the Performance Shares to fail to satisfy the performance-based exemption of Section 162(m) of the Code.

     8.4 Dividend Equivalents on Performance Shares. Unless reduced or eliminated by the Committee, a cash payment in an amount equal to the dividend payable on one Share will be made to each Participant for each Performance Share which on the record date for the dividend had been awarded to the Participant and not converted, distributed or canceled.

     8.5 Form and Timing of Payment of Performance Shares. As soon as practicable after the applicable Performance Period has ended and all other conditions (other than Committee actions) to conversion and distribution of a Performance Share Award have been satisfied (or, if applicable, at such other time determined by the Committee at or before the establishment of the Performance Goals for such Performance Period), the Committee shall determine whether and the extent to which the Performance Goals were met for the applicable Performance Shares. If Performance Goals have been met, then the number of Performance Shares to be converted into Stock and distributed to the Participants shall be determined in accordance with the Performance Goals for such Awards, subject to any limits imposed by the Committee. Conversion of Performance Shares shall occur as soon as reasonably administratively possible following the determination of the number of Shares to which the Participant is entitled. At any time prior to the distribution of the Performance Shares, unless otherwise provided by the Committee, the Committee shall have the authority to reduce or eliminate the number of Performance Shares to be converted.

     8.6  Termination of Employment Due to Death or Disability.   Unless
otherwise provided by the Committee prior to or at the time of an Award, if the Employment of a Participant shall terminate by reason of death or Disability, the Participant shall receive a distribution of all outstanding Performance Shares calculated as if all unfinished Performance Periods had ended with 100% of the Performance Goals achieved, payable in the year following the date of termination of Employment.

     8.7 Termination of Employment for Other Reasons. If the Employment of a Participant shall terminate for other than a reason set forth in Section 8.6 (and other than for Cause), the number of Performance Shares to be converted and distributed shall be converted and distributed based upon the achievement of the Performance Goals and in accordance with all other terms of the Award and the Plan; however, the Participant may receive no more than a prorated payout of all Performance Shares, based on the portions of the respective Performance Periods that have been completed.

     8.8 Termination of Employment for Cause. In the event that a Participant's Employment shall be terminated by the Company for Cause, all Performance Shares shall be forfeited by the Participant to the Company.

     8.9 Nontransferability. Performance Shares may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or laws of intestacy.

Article 9.   Employee Matters

     9.1 Employment Not Guaranteed. Nothing in the Plan shall interfere with or limit in any way the right of the Company or any Subsidiary to terminate any Participant's Employment at any time, nor confer upon any Participant any right to continue in the employ of the Company or one of its Subsidiaries.

     9.2 Participation. No Eligible Person shall have the right to be selected to receive an Award under this Plan, or, having been so selected, to be selected to receive a future Award.

     9.3 Claims and Appeals. Any claim under the Plan by a Participant or anyone claiming through a Participant shall be presented to the Committee. Any person whose claim under the Plan has been denied may, within sixty (60) days after receipt of notice of denial, submit to the Committee a written request for review of the decision denying the claim. The Committee shall determine conclusively for all parties all questions arising in the administration of the Plan.



Article 10. Amendment, Modification, and Termination

     10.1 Amendment, Modification, and Termination. The Board of Directors alone shall have the right to alter, amend or revoke the Plan or any part thereof at any time and from time to time, provided, however, that the Board of Directors may not, without the approval of the holders of a majority of the voting Shares, make any alteration or amendment to the Plan which changes the aggregate number of shares of Common Stock which may be issued under the Plan, extend the term of the Plan, or change the employees or class of employees eligible to receive Awards thereunder. The Board may at any time suspend or terminate the Plan in whole or in part.

     10.2 Awards Previously Granted. No termination, amendment, or modification of the Plan shall adversely affect in any material way any Award previously granted under the Plan, without the written consent of the Participant holding such Award.

Article 11. Change in Control

     Upon the occurrence of a Change in Control:

     (a) Any and all Options granted hereunder immediately shall become vested and exercisable;

     (b) Any Restriction Periods and all restrictions imposed on Restricted Shares shall lapse and they shall immediately become fully vested;

     (c) The 100% Performance Goal for all Performance Shares relating to incomplete Performance Periods shall be deemed to have been fully achieved and shall be converted and distributed in accordance with all other terms of the Award and this Plan; provided, however, notwithstanding anything to the contrary in this Plan, no outstanding Performance Share may be reduced.

Article 12. Withholding

     12.1 Tax Withholding. The Company shall deduct or withhold an amount sufficient to satisfy Federal, state, and local taxes (including the Participant's employment tax obligations) required by law to be withheld with respect to any taxable event arising or as a result of this Plan ("Withholding Taxes").

     12.2 Share Withholding. With respect to withholding required upon the exercise of Options, upon the lapse of restrictions on Restricted Stock, upon the distribution of Performance Shares in the form of Stock, or upon any other taxable event hereunder involving the transfer of Stock to a Participant, the Company shall withhold Stock having a Fair Market Value on the date the tax is to be determined in an amount equal to the Withholding Taxes on such Stock. Any fractional Share remaining after the withholding shall be withheld as additional Federal withholding.

     Unless otherwise determined by the Committee, when the method of payment for the Exercise Price is from the sale by a stockbroker, pursuant to Section 6.7(b)(ii), herein, of the Stock acquired through the Option exercise, then the tax withholding shall be satisfied out of the proceeds. For administrative purposes in determining the amount of taxes due, the sale price of such Stock shall be deemed to be the Fair Market Value of the Stock.

     Prior to the end of any Performance Period a Participant may elect to have a greater amount of Stock withheld from the distribution of Performance Shares to pay withholding taxes; provided, however, the Committee may prohibit or limit any individual election or all such elections at any time.

     12.3 Payment In Lieu of Share Withholding. In any situation in which the Company would be required to withhold Stock pursuant to Sec 12.2 above, the Participant may, in lieu of all or part of such withholding, remit to the Company an amount in cash sufficient to satisfy the federal, state and local withholding tax requirements or may direct the Company to withhold from other amounts payable to the Participant, including salary.

Article 13. Successors

     All obligations of the Company under the Plan, with respect to Awards granted hereunder, shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.

Article 14. Legal Construction

     14.1 Severability. In the event any provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

     14.2 Requirements of Law. The granting of Awards and the issuance of Shares under the Plan shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

     14.3 Securities Law Compliance. With respect to Insiders, transactions under this Plan are intended to comply with all applicable conditions of Rule 16b-3 or its successors under the Exchange Act. To the extent any provision of the plan or action by the Committee fails to comply with a condition of Rule 16b-3 or its successors, it shall not apply to the Insiders or transactions thereby.

     14.4 Governing Law. To the extent not preempted by Federal law, the Plan, and all agreements hereunder, shall be construed in accordance with and governed by the laws of the State of Colorado.