Form 10KSB
period 2000-12-31
TRANSPORTATION LOGISTICS INTL INC
filed 2001-04-17
CIK 1055313

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                      _____________________

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 2000

                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from ____________ to ___________

                     Commission File No. 0-25319

                 TRANSPORTATION LOGISTICS INT'L, INC.
       (Exact name of the Registrant as specified in Charter)

      Colorado                                    84-1191355
 (State or other jurisdiction             (I.R.S. Employer ID Number)
   of incorporation or organization)

              136 Freeway Drive, East Orange, NJ 07019
              (Address of principal executive offices)

    Registrant's Telephone Number, including Area Code: 973-266-7020

 Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

                Common Stock, no par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days.  Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the issuer's revenues for its most recent fiscal year: $11,711,979

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing.

The aggregate market value of the Registrant's common stock, no par value, held by non-affiliates as of April 12, 2001 was $2,020,230.

As of April 13, 2001, the number of shares outstanding of the Registrant's common stock was 22,399,348 shares, no par value.

Transitional Small Business Disclosure Format:    Yes [ ]   No  [X]

            DOCUMENTS INCORPORATED BY REFERENCE: None

        FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

    This Report contains certain forward-looking statements regarding Transportation Logistics, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant risks are:

      * the fact that Transportation Logistics' growth will be limited by its ability to obtain additional capital;
      * the fact that the industry in which Transportation Logistics operates is dominated by large logistics companies, against whom Transportation Logistics must compete;
      * the fact that the Translogistics Network is untested and may not perform as expected; and
      * the fact that Transportation Logistics may not be able to attract the skilled managers it will need in order to expand its operations efficiently.

    Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report. Readers should also take note that Transportation Logistics will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

                              PART 1

Item 1.  Business

    Transportation Logistics Int'l Inc. is a logistics provider. We organized our company in 1999 to participate in the international transportation logistics industry. We first put together a management team with over 120 years of experience in the logistics and transportation industries, and set them to the task of identifying the strongest players among the thousands of international freight forwarders. Based on those identifications, we have organized the "Translogistics Network," the largest independent network of logistics providers in the world. We are currently in the process of inte grating these logistics providers in 78 countries into our Network by implementing our proprietary software throughout the Network. We have also recently established a joint venture in the United States with Cargo, Inc., a leading U.S.-based logistics provider, which gives us facilities in 27 cities throughout the U.S. Using the Translogistics Network as our vehicle, our goal is to carve out a significant position in the international transportation logistics industry.

    Transportation Logistics provides its customers with a seamless international network that moves goods from factory to destination. Among the services we provide are scheduling, warehousing, consolidation of materials into container loads, procuring transportation by air, ocean, truck or rail, negotiation of customs, and monitoring all aspects of the material flow using sophisticated information technology systems - in other words, the entire process of freight shipment. In the new lingo of the logistics industry, we provide complete "supply chain management," and all of our services are offered and priced on a "door-to-door" basis.

    Profits in the transportation logistics industry are generally the result of rate differentials: because we ship in container loads and in high volume, we obtain more favorable rates from shipping lines and airlines than are available to our customers. In pricing our services to our customers, we retain a portion of the invoiced price (generally 25% for air freight and 12% to 18% for ocean freight) as our gross profit. Revenue is also generated from fees charged for specialized services such as customs brokerage and warehousing.

    There are a number of major participants in the logistics industry and there remain thousands of smaller participants, and each has its own peculiar methods of carrying on logistics operations. In developing Transportation Logistics, we have tried to combine the best of these methods into an operating environment well suited for the demand of 21st Century trade:

  - We are a non-asset-based provider - i.e. we don't own any aircraft or ships, and we are not affiliated with any airline or ocean shipping line. As a result, we are able to contract with any company we choose in the air freight industry or any company in the shipping industry, offering our customers a wide range of logistics solutions while retaining significant control over the quality of the services we provide.

  - We provide network-based solutions, as contrasted with providers who offer dedicated outsourcing solutions for single elements of the supply chain. Whereas their solutions are generally asset-intensive and localized, our network-based solutions leverage common infra structure and technology systems so that solutions are scalable, replicable, and require a minimum amount of customization.

 - Our network is independent. We provide our network affiliates with technology and business opportunities, but we do not impose any particular management or business style on them, allowing them to function in the manner best suited to their local environments.

    Although Transportation Logistics has been in business for less than two years, we have already organized the largest independent logistics network in the world. Today, the components of our network are (1) the Transportation Logistics offices in the U.S. and the U.K., (2) our U.S. joint venture which provides us 27 dedicated U.S. offices, (3) our subsidiary offices in Dubai, Bangladesh and Jordan, and (4) our network affiliates in 78 countries.

U.S. and U.K Offices

    Until we recently organized our joint venture with Cargo, Inc., our U.S. operations were conducted from seven offices in the U.S. in addition to our executive office in East Orange, New Jersey. All of those offices other than East Orange have now been closed, as they are unnecessary in light of our joint venture with Cargo. However, our subsidiary, Transportation Logistics Int'l (UK), Inc. continues to conduct operations from five locations in the U.K. Each of these locations is leased by Transportation Logistics (UK).

             U.S. Offices                   U.K. Offices
             ------------------------------------------------
             East Orange, NJ            Derby     Birmingham
                                        London    Cardiff
                                        Manchester

Joint Venture with Cargo, Inc.

    In January, 2001 we formed a joint venture with Cargo, Inc., a leading U.S.-based logistics provider. Together, we organized Cargo/TLI, LLC, a Delaware limited liability company, which now provides all of our domestic logistics services as the sole U.S. member of the Translogistics Network. Transportation Logistics and Cargo, Inc. own equal shares in the equity of Cargo/TLI, LLC, although Transportation Logistics is entitled to appoint three of the five managers of Cargo/TLI, LLC.

  The joint venture now conducts operations from facilities located in each region of the United States:

       NORTHEAST               SOUTHEAST           MIDWEST

       Boston, MA              Atlanta, GA         Chicago, IL
       Clifford Beach, NJ      Birmingham, AL      Milwaukee, WI
       New York, NY            Charlotte, NC       Minneapolis, MN
                               Ft. Lauderdale, FL  South Bend, IN
       SOUTHWEST               Miami, FL
       Austin, TX              Tampa, FL           BORDER
       Dallas, TX                                  Lexington, KY
       El Paso, TX             WEST                Louisville, KY
       Houston, TX             Denver, CO          Memphis, TN
       Phoenix, AZ             Los Angeles, CA     Nashville, TN
       San Antonio, TX         San Diego, CA
                               San Francisco, CA

Foreign Offices

    Transportation Logistics has established subsidiaries in Dubai (United Arab Emirates), Jordan and Bangladesh. The advantage of these operations is that we can leverage a modest investment into a significant foreign presence. Our Bangladesh joint venture, for example, was opened with a capital outlay of $7500, giving us 98% of a company whose annual sales for 2000 were $578,438. For the future, our plan is to create or acquire offices wherever necessary in order to give us a strong local presence.

The Translogistics Network

    The largest component in our operating network are the logistics providers in 78 countries among whom we have established exclusive dealings arrangements. We call this organization the "Translogistics Network." All of our affiliates have established reputations in their local economies, and some are industry leaders in their regions. Some examples of the industry leaders who have joined our Network are:

      Rewico International - a division of TTS Group, Germany's largest independent logistics provider. In March, 2000, we purchased Rewico's U.S. operations.

      ASPAC International - voted the Philippines top air freight forwarder.

      MPG - E.A. Rocke - the forwarding arm of Mayne Nickless, which dominates the Australian logistics industry.

      Bousted Shipping - a subsidiary of one of Singapore's largest manufacturing conglomerates

      COSCO International Freight Co - the shipping arm of the government of the People's Republic of China, with annual revenue of over $100 billion.

    Each agent who joins the Translogistics Network signs an exclusive "Logistics Agreement" with the Translogistics Network. The Logistics Agreement provides that the agent will carry out all of the logistics functions that members of the Network require in the agent's territory. In return, the agent appoints the members of the Translogistics Network to provide all services it requires in connection with the handling and shipment of freight worldwide.
The Logistics Agreement further provides that whenever two members of the Network engage in business with each other, they will share equally in the profits.

    The primary advantages of using network affiliates (as opposed to owned offices or subsidiaries) are:

    - Flexibility. The Logistics Agreement can be terminated on 90 days notice, enabling the Translogistics Network to remedy any unsatis factory relationship.

    - Cultural Appropriateness. The logistics business is a business of finesse. It often involves subtle negotiations with government staffers and business agents. Our affiliates speak the local language and practice the local customs, which gives them the local advantage.

    - Cost-Efficiency. To date, we have invested only $1.5 million in developing our affiliate network. As a result, we have prestigious representation worldwide.

    With our Translogistics Network, we can offer our customers local representation in every part of the world, and offer new members an affiliation with a worldwide power in transportation logistics. With new members joining weekly, we presently have Logistics Agreements with affiliates in each of the world's major economic regions:

MIDDLE EAST                  LATIN AMERICA
------------------------------------------------------------
Abu Dhabi     Lebanon        Argentina      Guatemala
Bahrain       Oman           Bolivia        Mexico
Dubai         Qatar          Brazil         Paraguay
Egypt         Saudi Arabia   Chile          Puerto Rico
Iran          Sharjah        Columbia       Uruguay
Israel        Syria          Ecuador        Venezuela
Jordan        Yemen
Kuwait

EUROPE                        AFRICA
-----------------------------------------------------------
Belgium          Hungary      Ghana      South Africa
Bulgaria         Italy        Malawi     Tanzania
Cyprus           Netherland   Mozambique Tunisia
Czeck Republic   Poland       Namibia    Zimbabwe
Denmark          Portugal     Nigeria
Eire             Russia
Finland          Spain        ASIA
France           Sweden       -----------------------------
Germany          Turkey       Bangladesh  Pakistan
Greece           U.K.         Brunei      Philippines
                              China       Sarawak
                              Hong Kong   Seychelles
NORTH AMERICA                 India       Singapore
----------------------------- Indonesia   Sri Lanka
U.S.A.        Canada          Japan       Taiwan
                              Korea       Thailand
                              Mauritius   Vietnam
AUSTRALASIA
-----------------------------
Australia     New Zealand


Proprietary Software

    Two threads hold our Translogistics Network together. One is the mutual benefit of sharing business opportunities and debt assurances among the members. The second is our information technology system. A local logistics provider who becomes affiliated with the Translogistics Network becomes part of a business network as well as part of a state-of-the-art communications network.

    Software development must be an ongoing process for any logistics provider intent on remaining at the head of the game. For that reason, Transportation Logistics employs five programmers in Beijing and three programmers in Bangladesh on a full-time basis, to develop software for the Translogistics Network. In addition, we have made arrangements with the Department of Computer Sciences at Leeds University, and retain the Department from time to time on a per job basis to develop software. This combination of business and academia is designed to keep our operations state-of-the-art.

    The overall software program that binds together our network is called the "TLI Supply Chain Management System." Like nearly all freight forwarders today, our system also offers customers the capacity to track and trace their shipments. But whereas our competitors' systems generally begin the tracking process when the shipment is consigned to a carrier, the TLI System allows an international customer to monitor the progress of its order from the day it is placed.

    Upon receipt of an order, Transportation Logistics provides both the buyer and the seller coded access to use the TLI Supply Chain Management System. Both parties are encouraged to use the TLI System to communicate. When an "availability date" is entered, Transportation Logistics converts it to an Estimate Time of Arrival to the delivery point, and will then track the consignment internationally. The TLI Supply Chain Management System allows us, in effect, to position ourselves in the commercial transaction as not merely a transportation provider, but a co-participant in the completion of the transaction.

    Research and development expenses totaled $128,000 in the year 2000 and $74,500 in 1999.

Regulation

    The international shipment of freight is a highly regulated business.
Our operations are subject to licensing and regulation by each jurisdiction in which we do business. Among the more significant regulatory environments in which we function are the following:

    - The U.S. Department of Transportation labels us an "indirect air carrier" and regulates our domestic air freight activities. Each of our subsidiaries is similarly regulated by the country where it is located.

    - Each of our offices is licensed by the International Air Transport Association as an "airfreight forwarder," and is subject to IATA regulations.

    - In the U.S., we are licensed as an "ocean transportation intermediary" by the Federal Maritime Commission. The FMC also regulates our business as a "non-vessel-owner common carrier" ("NVOCC"), and requires all NVOCCs to file tariffs electronically with the FMC.

    - The Customs Service of the U.S. Department of the Treasury licenses us as a customs broker in each U.S. customs district in which we perform customs brokerage. Our customs-related records are subject to periodic inspection by the Customs Service. Each of our subsidiaries that performs customs brokerage services is similarly licensed by its home jurisdiction and subject to similar regulation.

    This overall body of regulation imposes a considerable economic burden on our operations, as we have a number of employees devoted exclusively to complying with the paperwork requirements of these several agencies.

Employees

    The Company currently employs 186 individuals, including 19 individuals in administrative positions,12 in sales and marketing, and 155 in fulfill ment. The majority of our fulfillment employees are represented by the United Service Workers of America under a collective bargaining agreement that expires in August, 2002. We believe that our relations with our employees are good.

Pupil Transportation, Inc.

    When Michael Margolies left U.S. Transportation Systems in 1998 and began to organize the predecessor to Transportation Logistics, he had not yet formulated the plan to engage in the business of transportation logistics. He acquired a number of entities involved in aspects of the transportation industry, intending to winnow out the promising few as time revealed their value. What remains today from that winnowing process are the international logistics operations and a New Jersey-based school transportation business named "Pupil Transportation, Inc."

    Pupil Transportation commenced operations in August of 1998 by acquiring 22 contracts to provide student transportation for the Essex County (Newark, New Jersey) school system during the 1998-1999 school year. Based on its performance in that school year - not a single student pick-up missed - the relationship was expanded to 41 contracts for the 1999-2000 school year and 51 contracts for the 2000-2001 school year, as well as responsibility for mid-day school trips and after-school athletic transport.

    Operating results of Pupil Transportation for the past two years were:

        Year Ended                             Year Ended
    December 31, 1999                      December 31, 2000
---------------------------------------------------------------------
 Revenue       Operating Income        Revenue      Operating Income
 $ 1,745,153      $ 973                $2,446,157      $303,643

    Pupil Transportation does not play a role in our long-term plans. Nevertheless, the subsidiary has value and is self-sustaining. We do not expect to utilize any capital for this business other than that which it generates internally. We feel no need to dispose of it in the immediate future. We expect, however, that at an appropriate time, Pupil Transportation, Inc. will be sold, spun-off, or otherwise separated from Transportation Logistics.

Item 2.  Properties

    Transportation Logistics does not own any real property. The property it leases consists of office space in various cities in the countries in which we operate. The aggregate rent paid for these leases in 2000 was $94,484.

Item 3.  Legal Proceedings

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    A special meeting of the shareholders of Transportation Logistics was
held on December 11, 2000.    At the meeting, by an affirmative vote of
14,783,844 shares and no negative votes or abstentions, the shareholders:

    * approved an amendment to the Articles of Incorporation, which had the effect of:
      - changing the company's corporate name from Contex Enterprise Group, Inc. to "Transportation Logistics Int'l, Inc.;"
      - eliminating the provisions of the Articles of Incorporation which specified certain designations and rights for the holders of preferred stock; and
      - eliminating Article XV of the Articles of Incorporation which imposed personal liability on the directors and officers of the company if the name of the company is changed without notice to the shareholders;

    * adopted the 2000 Stock and Stock Option Plan.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    (a) Market Information

    Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol "TRPL.OB." Until November 16, 2000, our company was a shell corporation, whose stock was listed but did not trade. The following table sets forth the bid prices quoted for our common stock on the OTC Bulletin Board after November 16, 2000.


                                     Bid
Period:                       High         Low
-------------------------------------------------
Nov. 16, 2000 - Dec.31, 2000  $ 1.88      $ 1.03


    (b) Shareholders

    Our shareholders list contains the names of 90 registered shareholders of record.

    (c)  Dividends

    The Company has never paid or declared any cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

    In its first 21 months of operations, through December 31, 2000, Transportation Logistics experienced steady growth and profitable operations, despite the fact that the core of our business plan, the Translogistics Network, was in the development stage throughout this period and consumed $1.5 million of our resources. In the year 2001, as full operation of the Translogistics Network is initiated, our pre-existing operations will serve as a stable platform for the benefits that we expect to flow from participation in the Translogistics Network.

    Our revenue has been growing consistently from one quarter to the next, as we expand our logistics operations. Logistics revenue of $4,859,817 in the second half of 2000 grew 10% over logistics revenue for the first half of 2000, and was 93% greater than revenue for our last full fiscal year. In addition, revenue from our Pupil Transportation subsidiary grew by $701,004 (40%) over 1999 revenue, contributing to our company's overall year-to-year revenue growth rate of 175%.

    Our year 2000 revenue does not, however, include any significant revenue attributable to the Translogistics Network. Although intra-network operations commenced in 2000, there was no significant revenue from Network operations in 2000, primarily because we were still engaged in developing a domestic U.S.
presence sufficient to meet the needs of Network members.   In January, 2001
we announced the formation of our joint venture with Cargo, Inc., which gives us established facilities in 27 cities throughout the United States, enabling us to service almost all of the U.S. requirements of the members of the Translogistics Network. We expect, therefore, that our revenue for 2001 will include a substantial component of business generated by the Translogistics Network, which should propel our revenue growth.

    Our overall gross margin for 2000 was 30%. This compares favorably with the 23% we realized in 1999, when gross margin was reduced by start-up costs in all of our operations. It is noteworthy, however, that gross margin in the first half of 2000 was 34%, and in the second half of the year was only 24%. This gradual reduction in gross margins reflects the fact that at the begin ning of 2000 nearly half of our revenue was attributable to our Pupil Transportation subsidiary, which produce higher gross margins than the transportation logistics business. As transportation logistics comes to dominate our revenue, our gross margins will more closely reflect the margins dictated by the shipping industry: 12%-18% for ocean freight and 25% for air freight. The balance between ocean freight and air freight will dictate our overall gross margin. It is standard in the industry that most ocean freight is prepaid, while the logistics provider normally must front the cost of an air freight shipment.

    Although the growth of our transportation logistics business will reduce our gross margins, we expect it to have a positive effect on our bottom line and on our cash flow. The reason is that logistics operations are efficient, relative to other transportation operations, requiring little in the way of hard and depreciable assets, virtually no capital investment, and a much more modest staff. For this reason, our business plan focuses on the growth potential of our logistics operations.

    Selling, general and administrative expenses of $3,132,564 during 2000 were high relative to our business plan, equaling 27% of revenue. The primary reasons for high S,G&A expenses in this period were expenses attributable to the acquisition of the Rewico U.S. operations, expenses attributable to our efforts to expand our U.S. presence, and expenses attributable to our efforts to obtain capital financing. We expect the ratio of S,G&A to revenue to be smaller in the future, although our expansion efforts will likely continue to keep SG&A relatively high for most of 2001.

    Our efforts to upgrade the rolling stock utilized by Pupil Transportation led to a loss of $88,758 on the sale of some of our buses. While the turnover of buses will be recurrent as long as we are involved in Pupil Transportation, we are cautiously optimistic that we can avoid realizing significant losses on future sales of excess or older equipment.

    The loss we realized on equipment sales was partially offset by the combined income and gain of $42,538 that we realized from our subsidiary, CDA North America, Inc. The operations of CDA North America, Inc. were discontinued in December, 2000.

    Net income for the year was $88,057, or $.01 per share.

Liquidity and Capital Resources

    The primary roadblock facing our plans for growth is our need for capital. We are actively seeking additional capital resources, through sale of equity or debt, and hope to increase our available resources in the near future.
With additional capital resources, we expect to be able to expand our international presence, and accelerate domestic transactions through our Translogistics Network. That development would have a significant positive effect on our revenue and profits.

    Our working capital at December 31, 2000 was $182,002. While relatively meager, this working capital position is, in fact, sufficient to sustain our operations at their current level for the next year. Our operations used only $20,963 in cash during 2000, and used only $17,427 in cash during 1999. Our calculation, therefore, is that our existing capital resources could support a 14% growth rate in our logistics business. Expansion beyond that limit, however, will require additional resources, since, as a new entrant into the logistics industry, much of the business we obtain requires us to finance orders from our own resources. In addition, our Pupil Transportation business demands recurrent additions to its bus inventory, which offset in large part the cash contribution from that subsidiary. In 2000, we invested $371,059 in property and equipment, which was primarily for buses.

    Our discontinuation of the operations of CDA North America in December, 2000 will have a positive impact on our capital resources. CDA North America itself had consistently realized negative cash flow during the period we owned it. In 2000 its operations used over $300,000 in cash. Our sale of the subsidiary alleviated that drain on our cash resources, while also adding $849,484 to our current assets. $663,283 of that amount represents the present value of the deferred payments due from the purchasers, and the remainder are accounts receivable of CDA North America that were retained by Transportation Logistics.

    Our greatest area of concentration in connection with current working capital is the slow collection of accounts receivable that is endemic to the international logistics industry. At December 31, 2000 our accounts payable exceeded our accounts receivable by $73,214. This spread would not be a significant problem if we were able to collect our receivables at the same rate at which we are required to pay our payables. The timing of collecting international receivables, however, means that we must carefully conserve our cash by delaying payments whenever possible. These delays, in turn, if not circumspect, can lead to operating difficulties brought about by disgruntled vendors and agents. Long-term growth will require that we obtain sufficient financing that will enable us to hold our accounts payable to a reasonable level.

    During 2001 we intend to make a concerted effort to reduce our outstanding accounts receivable through collection efforts and up-front payment arrangements. We also intend to alleviate this problem to some extent by establishing a financial clearing house for our Translogistics Network and by requiring network affiliates to post an indemnity bond.

    At year-end 2000 the only significant credit available to us was a $500,000 line of credit, on which we owed $375,000. That debt is due on June 1, 2001, and is presently being repaid on a weekly basis. That credit line was replaced in April, 2001 by a facility of up to $2,000,000, based on eligible receivables, which was issued by Merchant Financial Corp. The value of that credit line will depend, in large part, on the success of our efforts to improve the turnover of our receivables.

    While, as noted, our working capital position seems sufficient to sustain our operations at a modest growth rate, our business plan calls for dramatic growth, primarily through the benefits of participation in the Translogistics Network. To fund that growth, we will require additional capital resources. Management, therefore, is actively engaged in exploring opportunities for equity or debt financing, to obtain the funds needed for our growth.

Item 7. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    See: Current Report on Form 8-K dated November 17, 2000.

    See: Current Report on Form 8-K dated March 28, 2001.

Item 8.   Financial Statements

    The Company's financial statements, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following Item 13 of this Form 10-KSB.



                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

    This table identifies our management team. Directors serve until the next annual meeting of shareholders and until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors. The agreement under which we acquired the U.S. operations of Rewico Investment Limited gave Rewico the right to nominate one member of the Board of Directors. Rewico has not exercised that right to date.

Director

Name                  Age   Position with the Company   Since
----------------------------------------------------------------------------
Michael Margolies      73   Chairman of the Board,
                             Secretary                  2000
Ronald P. Sorci        50   Chief Executive Officer      --
James Thorpe           52   President, Director         2000
Steven Frazier         41   Treasurer, Chief Financial
                             Officer                     --
Robert Blackman        72   Vice President, Director    2000
Michael Mount          58   Vice President - Global
                             Development                 --

    Michael Margolies founded our operating company in 1998. Mr. Margolies previously served as Chief Executive Officer of U.S. Transportation Systems, Inc. from its creation in 1975. USTS was a NASDAQ-listed holding company involved in a diversified group of transportation-related businesses (e.g. bus
charters, freight-hauling, bus leasing, limousines, etc.).   Mr. Margolies
left USTS in 1998 when it was sold to Precept Business Services, Inc. for approximately $43 million. He then organized Transportation Logistics in order to apply, in a non-asset-based environment, the skills in organization and consolidation of transportation services that he developed at USTS.

    Ronald P. Sorci became our Chief Executive Officer on March 27, 2001. From 1998 until joining Transportation Logistics, Mr. Sorci was President of Precept Transportation Services L.L.C.,, a division of Precept Business Services, Inc. From July, 1996 until March, 1998, when Precept Business Services purchased USTS, Mr. Sorci was President of U.S. Transportation Systems, Inc.

    James Thorpe became the President of Avair in 1997, and President of Transportation Logistics in 1999 when we purchased Avair and changed its name to "Transportation Logistics Int'l (U.K.), Inc." Mr. Thorpe brings to Transportation Logistics almost 30 years of experience in the export/import freight business. From 1992 to 1997 Mr. Thorpe was affiliated with Avandero, Ltd., which he helped to grow into one of the world's 30 largest freight forwarders. In 1986 Mr. Thorpe founded Westgate Worldwide and managed its operations until he sold it in 1992 to Dan Transport. Previously, Mr. Thorpe had been employed for 15 years by Air Express International, most recently as Regional U.K. Director.

    Steven Frazier joined Transportation Logistics as Chief Financial
Officer in March, 2001. From 1988 until he joined Transportation Logistics, Mr. Frazier was employed as the Director of Financial Budgets and Cash Management by Harry N. Abrams, Inc., an international book publisher which was owned until 1997 by The Times Mirror Company. Mr. Frazier is licensed in the State of New Jersey as a Certified Public Accountant.

    Robert I. Blackman assisted Mike Margolies in founding Transportation Logistics, after serving with Mr. Margolies on the Board of Directors of U.S. Transportation Systems, Inc. from 1996 until 1998. Mr. Blackman serves as Vice President of Transportation Logistics on a part-time basis, devoting the remainder of his business time to The Best of Brooklyn Properties, Inc., a private real estate investment firm where Mr. Blackman serves as Chief Executive Officer. Previously, Mr. Blackman practiced corporate, securities and real estate law as a partner in Blackman, Lefrak, Galgay, Myerson & Field, and was a Vice President of Investment Banking for Kidder Peabody & Company.

    Michael Mount joined Transportation Logistics in 1999 to assist in expanding the operations of Transportation Logistics (UK). Previously Mr. Mount was employed from 1988 to 1999 by Freight Brokers Int'l Inc., where he was responsible for export operations, most recently as Director of Sales and Marketing. For the ten preceding years, Mr. Mount was a senior manager for Jardine Cargo International, having been employed as a manager for charter operations by British Airways from 1966 to 1979.

Item 10.  Executive Compensation

    This table itemizes the compensation we paid to Michael Margolies, who served as our Chief Executive Officer during 2000, and to each officer whose salary and bonus for services rendered during the year ended December 31, 2000 exceeded $100,000.

                                                   Long-Term
                               Compensation      Compensation:
                            Year        Salary   Shares Granted
    Michael Margolies.......2000      $ 150,000    0
                            1999        112,500    0

    Jim Thorpe..............2000        130,000     (1)
                            1999         97,500    0

    Michael Mount...........2000        110,000    0
                            1999         82,500    0

     __________________________________________

(1) See paragraph immediately below regarding shares issued upon modification of Mr. Thorpe's Employment Agreement.

Employment Agreement

    All of our employment arrangements with our executives are on an at will basis, except that we have a written employment agreement with our President, James Thorpe. Mr. Thorpe's Employment Agreement with Transportation Logistics
(UK) provides that he will be employed as President of Transportation Logistics
(UK) until March 31, 2004, at which time Transportation Logistics (UK) may extend the contract for an additional five year term. The Agreement calls for an annual salary of $130,000 with a 3% annual increase for any year in which the operations of Transportation Logistics (UK) are profitable. Mr. Thorpe covenants in the Agreement that he will not compete with Transportation Logistics (UK) for two years following the termination of his employment. The Agreement originally provided that Mr. Thorpe would be paid an annual bonus based on profitability of Transportation Logistics (UK). In July of this year the covenant to pay a bonus was removed and, in lieu thereof, we issued 1,047,340 shares of Transportation Logistics stock to Mr. Thorpe.

Compensation of Directors

    Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but receive no additional compensation for service as directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

     * each shareholder known by us to own beneficially more than 5% of our common stock;

     *  each officer named in the Executive Compensation table above.

     *  each of our directors; and

     *  all directors and executive officers as a group.

    There are 22,399,348 shares of our common stock outstanding on the date of this prospectus. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

    In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

                                   Amount and
                                   Nature of
Name and Address                   Beneficial        Percentage
of Beneficial Owner(1)             Ownership(2)      of Class
------------------------------------------------------------------------
Michael Margolies                  11,834,939(3)      52.8%
James Thorpe                        1,440,093(4)       6.4%
Robert I. Blackman                  1,256,808(5)       5.6%
Michael Mount                               0           --
All Officers and Directors
 As a Group (6 persons)            14,631,840         65.3%
Rewico Investment Limited           2,487,432         11.1%
 City House
 9, Cranbrook Road
 Ilford, Essex UK IG14EA
     ____________________________________

     (1) Except as noted, the address of all shareholders is c/o Transportation Logistics Int'l, Inc., 136 Freeway Drive, East Orange, NJ 07018
     (2) All shares are owned of record unless otherwise indicated
     (3) Includes 2,618,350 shares owned by the Margolies Family Trust.
          The Trustee of the Margolies Family Trust is Mr. Margolies' spouse, and the beneficiaries of the Trust are Mr. Margolies' spouse and children.
     (4) Includes 125,691 shares owned by Mr. Thorpe's spouse.
     (5) Represents shares owned by Mr. Blackman's spouse.

Item 12.  Certain Relationships and Related Transactions

    The operating company which we acquired in November, 2000 was organized in March, 1999 as a New York corporation with the name "Transportation Logistics Int'l, Inc." At that time, the New York corporation entered into an agreement with Transportation Equities, Inc., pursuant to which Transportation Equities assigned to the New York corporation, in exchange for $10, all of the capital stock of Avair Freight Services (U.K.) Limited, CDA North America,
Inc. and Pupil Transportation, Inc. In March, 2000 Transportation Equities assigned to the New York corporation, for nominal consideration, Transportation Equities's rights to acquire Rewico America, Inc. Michael Margolies and the Margolies Family Trust were the principal shareholders of Transportation Equities.

    From time to time prior to June 30, 2000, Transportation Logistics loaned money to two other corporations which are controlled by Michael Margolies, our Chairman. The loans are gradually being paid down, and the outstanding balance of these loans was $247,501 on December 31, 2000. The loans do not bear interest, and there is no agreement as to when they will be repaid. Accordingly, the loans are classified as "non-current assets" on our balance sheet.

    From time to time, Transportation Logistics has borrowed money from the Margolies Family Trust. The trustee of the Margolies Family Trust is the wife of our Chairman, and the beneficiaries of the Trust are his wife and children. The balance due from Transportation Logistics to the Trust at December 31, 2000 was $300,863. The loan does not bear interest, and there is no agreement as to when the loan will be repaid. Accordingly, the loan is classified as a "current liability" on our balance sheet.

Item 13.  Exhibit List and Reports on Form 8-K

    (a) Financial Statements

Report of Independent Auditors - 2000           F-1

Report of Independent Auditors - 1999           F-2

Consolidated Balance Sheets                     F-3

Consolidated Statements of Operations           F-4

Consolidated Statements of Shareholders' Equity F-5

Consolidated Statements of Cash Flows           F-6

Notes to Consolidated Financial Statements      F-7

  (b) Exhibit List

3-a  Articles of Amendment and Restatement of the Articles of Incorporation

3-b  Restated By-laws - filed as an exhibit to the Current Report on Form
      8-K dated November 17, 2000 and incorporated herein by reference.

10-a Employment Agreement dated March 26, 1999 between Avair Freight
      Services (UK) Ltd. and Jim Thorpe.

10-b Stock and Stock Option Plan - filed as an exhibit to the Quarterly
      Report on Form 10-QSB for the quarter ended September 30, 2000 and incorporated by reference herein.

21   Subsidiaries
     -Transportation Logistics Int'l, Inc., a New York corporation
     -Avair Freight Services (U.K.) Limited, a United Kingdom corporation doing business as Transportation
     -Logistics (U.K.) Inc.
     -Pupil Transportation, Inc., a New Jersey corporation
     -Cargo/TLI, LLC, a Delaware limited liability company

  (c) Reports on Form 8-K

      -Report on Form 8-K dated November 15, 2000, reporting reverse merger into shell.
      -Report on Form 8-K dated November 17, 2000, reporting change in auditors and adoption of amended and restated by-laws.






Report of Independent Auditors' Report


To the Board of Directors and Stockholders' of Transportation Logistics Int'l Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Transportation Logistics Int'l Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transportation Logistics Int'l Inc. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Rosenberg Rich Baker Berman & Company, C.P.A., P.A.
    Rosenberg Rich Baker Berman & Company, C.P.A., P.A.

Bridgewater, New Jersey
April 10, 2001

                                                                  F-1


To the Board of Directors and Stockholders of Transportation Logistics Int'l Inc. and Subsidiaries

We have audited the statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 of Transportation Logistics Int'l Inc. and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

We believe that our audit provides a reasonable basis for our opinion. In our opinion, such financial statement present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/ Schuhalter, Coughlin & Suozzo, LLC.
    Schuhalter, Coughlin & Suozzo, LLC.



Raritan, New Jersey
August 6, 2000

       Transportation Logistics Int'l Inc. and Subsidiaries
                    Consolidated Balance Sheet
                        December 31, 2000


   Assets

Current Assets
  Cash and equivalents (NOTE 1)                     $   195,616
  Accounts receivable, net of allowance for
   doubtful accounts of $37,497 (NOTES 1 and 10)      1,149,066
  Prepaid expenses                                       78,684
  Notes receivable - current portion (NOTE 2)           663,283
  Net assets of discontinued operations (NOTE 7)        186,201
  Deferred income taxes (NOTES 1 and 4)                   9,000
                                                      ---------
    Total Current Assets                              2,281,850
                                                      ---------
Property and equipment, at cost, less accumulated
 depreciation of $431,166 (NOTES 1 and 3)               517,283
                                                      ---------
Goodwill and customer lists, net of accumulated
 amortization of $8,602 (NOTE 1)                        112,872
                                                      ---------

Other Assets
  Note receivable, long-term (NOTE 2)                   113,891
  Security deposits                                      78,085
  Other assets                                           50,431
  Loan receivable affiliates (NOTE 6)                   247,501
  Deferred income taxes (NOTES 1 and 4)                   2,000
                                                      ---------
    Total Other Assets                                  491,908
                                                      ---------
    Total Assets                                      3,403,913
                                                      =========

   Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                  $ 1,222,280
  Accrued expenses                                      112,008
  Notes payable to bank (NOTES 1 and 4)                 457,250
  Income taxes payable (NOTES 1 and 4)                    7,447
  Loan payable (NOTE 15)                                300,863
                                                      ---------
    Total Current Liabilities                         2,099,848

Stockholders' Equity
  Preferred stock, $.01 par value; 5,000,000
   shares authorized, and 0 shares issued and
   outstanding (NOTE 1)                                       -
  Common stock, no par value; 50,000,000 shares
   authorized, 20,865,000 shares issued
   and 20,629,348 shares outstanding (NOTE 1)         1,600,517
  Additional paid-in capital - stock options
   (NOTE 5)                                              29,300
  Retained earnings                                     122,281
  Accumulated other comprehensive income (NOTE 1)         8,642
  Less:  treasury stock, 235,652 shares at cost        (456,675)
                                                      ---------
    Total Stockholders' Equity                        1,304,065
                                                      ---------
    Total Liabilities and Stockholders' Equity       $3,403,913
                                                      =========


See notes to the consolidated financial statements.
                                                                     F-3


         Transportation Logistics Int'l Inc. and Subsidiaries
                 Consolidated Statements of Operations


                                         Year Ended December 31,
                                         -----------------------
                                            2000        1999
                                                     (Restated)

Operating Revenues (NOTES 7 and 12)     $11,711,979  $4,258,689
Direct Operating Expenses                 8,251,751   2,865,399
                                          ---------   ---------
Gross Profit                              3,460,228   1,393,290
                                          ---------   ---------
Operating Expenses
 Selling, general and administrative      3,004,564     760,914
 Research and development (NOTE 1)          128,000      74,500
 Depreciation and amortization (NOTE 1)     164,262     109,740
 Start up costs (International Agency
  network) (NOTE 1)                               -     456,125
                                          ---------   ---------
    Total Operating Expenses              3,296,826   1,401,279
                                          ---------   ---------
    Operating Income (Loss)                 163,402      (7,989)
                                          ---------   ---------
Other Income (Expense)
 Interest expense                           (22,654)     (3,809)
 Gain (loss) on sale of fixed assets        (88,758)      1,787
                                          ---------   ---------
    Total Other Income (Expense)           (111,412)     (2,022)
                                          ---------   ---------
Income (Loss) Before Income Taxes            51,990     (10,011)
(Provision) Benefit for Income Taxes         (6,471)     21,145
                                          ---------   ---------
Income (Loss) Before Discontinued
 Operations                                  45,519      11,134
Discontinued Operations (NOTE 7)
 Income (loss) from discontinued
  operations of subsidiary (net of tax
  effect of $0 in both years)                20,641        (575)
Gain on disposition of subsidiary, net
 of income taxes of $11,000                  21,897           -
                                          ---------   ---------
Net Income                              $    88,057  $   10,559
                                          =========   =========
Earnings Per Share (NOTE 1)
 Income from continuing operations      $      0.01  $     0.01
 Discontinued operations                          -           -
                                          ---------   ---------
 Basic and diluted earnings per share   $      0.01  $     0.01
                                          =========   =========
Weighted Average Number of Common
 Shares Outstanding (Restated)
  Basic                                   7,151,172     809,973
                                          =========   =========
  Diluted                                 7,192,772     809,973
                                          =========   =========

See notes to the consolidated financial statements.
                                                                   F-4


             Transportation Logistics Int'l Inc. and Subsidiaries
               Consolidated Statement of Shareholders' Equity
                  Years Ended December 31, 2000 and 1999
                                                                                             Additional
                                                                       Accumulated            Paid-in
                       Preferred Stock    Common   Stock               Other                  Capital-
                       ---------------  -----------------     Retained Comprehensive Treasury Stock
                       Shares  Amount   Shares     Amount     Earnings Income        Stock    Options       Total
-------------------------------------------------------------------------------------------------------------------
Balance, Dec 1, 1998 2,500,000 $ 2,500    408,200 $  695,465  $ 23,665 $     -       $      - $      -   $  721,630
Stock issued for
 the period                  -       -    524,000    263,118         -       -              -        -      263,118
Foreign currency
 translation adjustment      -       -          -          -         -   3,455              -        -        3,455
Net income year ended
 December 31, 1999           -       -          -          -    10,559       -              -        -       10,559
-------------------------------------------------------------------------------------------------------------------
Balance Dec 31, 1999 2,500,000   2,500    932,200    958,583    34,224   3,455              -        -      998,762
Issuance of common
 stock in consideration
 for 100% of common
 stock of Rewico
 America, Inc.               -       -  2,489,000    370,934         -       -              -        -      370,934
Issuance of common
 stock in consideration
 of 100% of TLI
 Bangladesh                  -       -    190,800          -         -       -              -        -            -
Issuance of common
 stock to employee           -       -  1,048,000          -         -       -              -        -            -
Conversion of
 preferred stock
 to common stock    (2,500,000) (2,500)13,100,000      2,500         -       -              -        -            -
Issuance of common
 stock                       -       -    250,000    268,500         -       -              -        -      268,500
Issuance of common
 stock for public
 shell merger
 services rendered           -       -    255,000          -         -       -              -        -            -
Acquisition of public
 shell                       -       -  2,600,000          -         -       -              -        -            -
Issuance of non-
 qualified stock options     -       -          -          -         -       -              -   29,300       29,300
Acquisition of treasury
 stock                       -       -          -          -         -       -       (456,675)       -     (456,675)
Foreign currency
 translation adjustment      -       -          -          -         -   5,187              -        -        5,187
Net income year ended
 Dec 31, 2000                -       -          -          -    88,057       -              -        -       88,057
--------------------------------------------------------------------------------------------------------------------
Balance Dec 31, 2000         - $     - 20,865,000 $1,600,517  $122,281  $8,642      $(456,675) $29,300   $1,304,065
====================================================================================================================


See notes to the consolidated financial statements.

                                                                      F-5

        Transportation Logistics Int'l Inc. and Subsidiaries
                Consolidated Statements of Cash Flows


                                            Year Ended December 31,
                                            ----------------------
                                               2000        1999
                                               ----        ----
Cash Flows From Operating Activities                    (Restated)
 Continuing Operations
   Income before income taxes              $  45,519   $  10,559
   Bad debt expense                          571,000     144,965
   Depreciation and amortization             164,262     109,740
   (Loss) gain on sale of fixed assets        88,758      (1,787)
   Deferred income tax                        (6,810)    (21,145)
   Adjustments to reconcile net income to
    net cash used In Operating Activities
   (Increase) in accounts receivable        (949,272)   (778,479)
   Decrease (increase) in prepaid expenses   (63,750)     29,213
   Decrease (increase) in security deposits  (47,149)    (30,906)
   (Increase) in other assets                (22,276)      3,000
   Increase in accounts payable and accrued
    expenses                                 129,685     690,535
                                            --------    --------
   Cash Provided By (Used in) Continuing
    Operations                               (90,033)    155,695
                                            --------    --------
 Discontinued Operations
   Income (Loss) before income taxes          53,538        (575)
   Adjustments to reconcile income (loss) to
    net cash provided by (Used In)
    discontinued operations
   (Increase) decrease in net assets of
    discontinued operations                   26,532    (172,547)
                                            --------    --------
   Cash Provided By (Used In) Discontinued
    Operations                                80,070    (173,122)
   Increase in income taxes                  (11,000)          -
                                            --------    --------
   Net Cash Used in Operating Activities     (20,963)    (17,427)

Cash Flows From Investing Activities
  Purchase of property and equipment        (371,059)   (379,107)
  Acquisition of business                    (41,827)          -
  Advances to associates                           -     (16,170)
  Cash from Rewico acquisition               125,404           -
                                            --------    --------
   Net Cash Used in Investing Activities    (287,482)   (395,277)
                                            --------    --------
Cash Flows From Financing Activities
  Issuance of capital stock                      550     139,118
  Loan payable, net                          193,961     (18,396)
  Proceeds from bank loans                   315,598     141,642
  Loans to affiliates                       (122,203)          -
                                            --------    --------
   Net Cash Provided by Financing Activities 387,906     262,364
                                            --------    --------
Effect of exchange rate changes on cash        5,187       3,455
                                            --------    --------
Net Increase (Decrease) in Cash and
 Equivalents                                  84,648    (146,885)
Cash and Equivalents at Beginning of Period  110,968     257,853
                                            --------    --------
Cash and Equivalents at End of Period      $ 195,616   $ 110,968
                                            ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid during the year for:
   Interest                                $  22,654   $   3,809
                                            ========    ========
   Income taxes                            $       -   $       -
                                            ========    ========


See notes to the consolidated financial statements.

                                                                     F-6

           Transportation Logistics Int'l Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

    Transportation Logistics Int'l, Inc. (TLI or the Company) is an international logistics management company which owns and operates several subsidiaries, each of which does business within the various facets of transportation. Through its subsidiary, Pupil Transportation, Inc., student transportation services are provided.

    Effective November 13, 1998 the Company purchased the equipment, goodwill and customer lists of Commercial Driver Alternatives, Inc. by its subsidiary CDA North America, Inc. (CDA), a commercial driver leasing company. The Company issued 75,000 shares of common stock and the balance of the purchase price of $68,000 was paid in cash. The Company was sold in 2000.

    Effective April 1, 1999 the Company was assigned all of the issued and outstanding capital stock of Transportation Logistics Int'l (UK), a United Kingdom corporation, Pupil Transportation, Inc., a New Jersey corporation and CDA North America, Inc., a New York corporation (the subsidiaries) from Transportation Equities, Inc. (assignor).

    Effective March 26, 1999 the Company acquired all the shares and assets of Transportation Logistics Int'l UK (TLIUK) formerly Avair Freight Services Ltd. (UK), an international freight brokerage company, deemed to be effective March 26, 1999. The Company issued 100,000 common shares (524,000 restated common shares) to the former shareholders of Avair Freight Services (UK) Ltd.

    Effective March 21, 2000 the Company acquired all of the issued and outstanding common stock of Rewico America, Inc., an international freight brokerage company, via an acquisition through the issuance of 475,000 common shares (2,489,000 restated common shares) of Transportation Logistics Int'l, Inc.

    Effective March 31, 2000 the Company acquired all of the issued and outstanding common stock of TLI Bangladesh, an international freight brokerage company, by an acquisition through the issuance of 36,450 common shares (190,800 restated common shares) of Transportation Logistics Int'l, Inc.

    Effective November 15, 2000 , the Company entered into an Agreement and Plan of Reorganization (APR) with a public company Contex Enterprise Group, Inc. (Contex), a Colorado company incorporated on August 20, 1981. Pursuant to the APR, TLI's shareholders exchanged 100% of their common shares for 17,760,000 newly issued shares of Context on November 15, 2000.

    For accounting purposes, the acquisition has been treated as an acquisition of Contex by TLI and a recapitalization of TLI. The historical financial statements prior to November 15, 2000 are those of TLI. Pro-forma information is not presented since the combination is considered a recapitalization. Prior issuances of TLI's common stock before the APR with Contex have been restated to reflect the share exchange ratio of 5.24 to 1. Subsequent to the exchange, Contex changed its name to Transportation Logistics Int'l Inc. The Company's operations are entirely those of TLI.

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition or inception. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Principles of Consolidation

    The accompanying consolidated balance sheet at December 31, 2000 includes the accounts of the Company and its wholly owned subsidiaries Transportation Logistics Int'l (UK), CDA, Bangledesh, Rewico, and Pupil Transportation, Inc. with results of operations included for the period since the effective date of acquisition, March 26, 1999 for Transportation Logistics Int'l (UK) Ltd., and from the date of inception: March 21, 2000 for Rewico and March 31, 2000 for Bangledesh. All material inter-company accounts and transactions have been eliminated.

Property and Equipment

    Property and equipment are valued at cost. Gains and losses on disposition of property are reflected in income. Depreciation is computed using the straight-line method over three to five year estimated useful lives of the assets. Repairs and maintenance which do not extend the useful life of the related assets are expensed as incurred. Depreciation expense charged to operations in 2000 and 1999 was $155,642 and $101,840 (restated), respectively.

Cash and Equivalents

    For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Goodwill

    Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition and is amortized on a straight-line basis over 10 to 15 years. Amortization expense charged to operations for 2000 and 1999 was $8,620 and $7,800 (restated), respectively.

Income Taxes

    The Company and its wholly owned subsidiaries file a consolidated Federal income tax return. Transportation Logistics Int'l, Inc. uses the asset and liability method in providing income taxes on all transactions that have been recognized in the consolidated financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Intangible Assets

    Intangible assets are being amortized as follows:

    Goodwill            10 - 15 years
    Customer lists            5 years

Research and Development

    Research and Development costs of $128,000 and $74,500 for year ended December 31, 2000 and 1999, respectively, are charged to expense as incurred.

Financial Instruments

    The following methods and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

    Cash and Equivalents: The carrying amount approximates fair value because of the short period to maturity of the instruments.

    Notes Receivable: The fair value of notes receivable is estimated based on discounted cash flows using the current risk weighted interest rate.

    Accounts Receivable/Payable:  The carrying amount approximated fair value.

Revenue Recognition

    Revenue from freight brokerage is recognized upon delivery of goods, and direct expenses associated with the cost of transportation are accrued concurrently. Revenue from driver leasing is recognized when earned based upon standard billing rates charged by the hours worked. Direct expenses associated with the cost of driver leasing are accrued concurrently. Revenue from subcontracted transportation services is recognized upon completion of each trip. Direct expenses associated with the cost of transportation are accrued concurrently. Monthly provision is made for doubtful receivables, discounts, returns and allowances.

Long-lived Assets

    In March, 1995 the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed of". SFAS 121 required that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount of fair value less cost to sell. SFAS No. 121 also establishes the procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles to be held and used by an entity. Management has determined that no impairment of the respective carrying value has occurred as of December
31, 2000.

Acquisition of Transportation Logistics Int'l (UK) Ltd.

    Effective March 26, 1999 the Company acquired all of the issued and outstanding common stock of Transportation Logistics Int'l (UK), an international freight brokerage company, through an acquisition through the issuance of 100,000 common shares (524,000 restated common shares) of TLI common stock. The total value of the acquisition is approximately $124,0000 (exclusive of acquisition costs). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16.
The excess (approximately $78,000) of the total acquisition cost over the recorded value of assets acquired was allocated to goodwill and is being amortized over 15 years.

Acquisition of Selected Assets of Commercial Driver Alternatives, Inc.

    Effective November 13, 1999, CDA North America, Inc., acquired selected assets of Commercial Driver Alternatives, Inc., a commercial driver leasing company based in Frederick, MD through the issuance of 75,000 common shares (408,000 restated common shares) of TLI common stock valued at $161,000.
The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The Company was sold in 2000. (See "NOTES 2 and 7).

Acquisition of Rewico America, Inc.

    Effective March 21, 2000, the Company acquired all of the issued and outstanding common stock of Rewico America, Inc., an international freight brokerage company, through an acquisition through the issuance of 475,000 common shares (2,489,000 restated common shares) of TLI common stock. The total value of the acquisition is approximately $589,000 (exclusive of acquisition costs). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board No. 16. The excess (approximately $38,500) of the acquisition cost over the recorded value of assets acquired was allocated to goodwill and is being amortized over 15 years. The accompanying balance sheet includes the assets and liabilities of Rewico America, Inc. at December 31, 2000.

Acquisition of TLI Bangladesh

    Effective March 31, 2000 the Company acquired all of the issued and outstanding common stock of TLI Bangladesh, and international freight brokerage company, through an acquisition through the issuance of 36,450 common shares (190,800 restated common shares) of TLI common stock. The total value of the acquisition is approximately $9,000 (exclusive of
acquisition costs).   The acquisition was accounted for as a purchase in
accordance with Accounting Principles Board Opinion No. 16. The accompanying balance sheet includes the assets and liabilities of TLI Bangladesh at December 31, 2000.

Advertising Costs

    Advertising costs are charged to operations when incurred. Advertising costs during the periods ended December 31, 2000 and 1999 amounted to $4,301 and $1,895 (restated), respectively.

Foreign Currency Transactions

    In the normal course of business the Company has accounts receivable and accounts payable that are transacted in foreign currencies. The Company accounts for transaction differences, in accordance with Statement of Financial Standard No. 52, "Foreign Currency Translation", and accounts for the gains and losses in operations. For all periods presented, these amounts were immaterial to the Company's operations.

Comprehensive Income

    For foreign operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. The foreign currency translation at December 31, 2000 was $8,642.

Earnings Per Share

    The Company plans to compute earnings per share in accordance with Statements of Financial Accounting Standard ("SFAS") No. 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive.

Network Start-up Costs

    Pursuant to Statement of Position 98-5, the Company expenses start-up costs associated with its international logistic network. The Statement of Position broadly defines start-up activities as activities related to organizing a new business, as well as one-time activities associated with, opening a new facility, introducing new products or services, conducting business with a new class of customers or in a new territory, and starting a new process in an existing facility or starting a new operation. The Company is developing a network of logistics agents which agree to use each others services exclusively per agreed upon terms within specified territories around the world.

NOTE 2 - NOTES RECEIVABLE

    In 2000, the Company sold substantially all of its assets in its subsidiary CDA North America, Inc. (CDA) (excluding certain accounts receivable) to a former stockholder. The Company received a note for $777,174 as well as 235,652 shares of common stock valued at $456,675. The note is payable in minimum weekly installments of $7,500 through April 1, 2003. The transactions resulted in a gain of $32,897 which was recorded as a gain on discontinued operations.

NOTE 3 - PROPERTY AND EQUIPMENT

    Property and equipment at cost, less accumulated depreciation and amortization, consists of the following:


        Furniture and fixtures        $  32,720
        Equipment                       863,719
        Leasehold improvements           82,287
                                       --------
          Subtotal                      978,726
        Less accumulated depreciation
         and amortization               461,443
                                       --------
          Total                       $ 517,283
                                       ========

NOTE 4 - INCOME TAXES

    Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

    Temporary differences giving rise to the deferred tax liability consist primarily of the excess of depreciation for tax purposes over the amount for financial reporting purposes.

    The deferred tax assets are attributable to temporary differences of state tax deductions and net operating loss carryback. No valuation allowance has been calculated due to the reasonable expectation that they will be utilized.

    Deferred taxes consist of the following:

    Total deferred tax assets   $  11,000
    Deferred tax liability              -
                                   ------
    Net deferred tax assets     $  11,000
                                   ======

    During 2000 and 1999, a benefit (provision) for taxes was recorded as computed below:


                                   December 31,
                               ------------------
                               2000        1999
                               ----        -----
Current Income Tax (Expense)
 Federal                    $      -    $   1,595
 State                             -            -
                              ------      -------
 Total                             -        1,595

Deferred Tax (Expense)
 Foreign tax benefit        $(17,471)   $  21,860
 Federal                      11,000       (1,392)
 State                             -         (918)
                             -------     --------
Total income tax (expense)
 benefit                    $ (6,471)   $  21,145
                             =======     ========

The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense is as follows:

                                December 31,
                              ---------------
                              2000       1999
                              ----       ----
Tax at US statutory rate      34 %       34 %
State income taxes, net of
 federal benefit               6 %        6 %
Foreign taxes                (21)%      (21)%
Other reconciling items      (19)%      (21)%
                             ----       ----
  Income tax provision        (0)%       (2)%
                             ====       ====

    As of December 31, 2000, the Company has no available operating loss carry forwards which may be used to reduce Federal and State taxable income and tax liabilities in future years.

NOTE 5 - STOCKHOLDERS' EQUITY

    Stock and Stock Option Plan

    On November 15, 2000, the Company adopted its 2000 Stock and Stock Option Plan (the "Plan"). The Plan provides that certain options to purchase the Company's common stock granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The initial plan provides for authorization of up to 2,000,000 shares at December 31, 2000, respectively. The option price per share of stock purchasable under an Incentive Stock Option shall be determined at the time of grant but shall not be less than 100% of the Fair Market Value of the stock on such date, or, in the case of a 10% Stockholder, the option price per share shall be no less than 110% of the Fair Market Value of the stock on the date an Incentive Stock Option is granted to such 10% Stockholder.

Qualified and Non-Qualified Shares Under Option as of December 31,2000
----------------------------------------------------------------------
Outstanding, beginning of year             $       -
Granted during the year                       52,000
Canceled during the year                           -
Exercised during the year                          -
                                             -------
Outstanding, end of year                      52,000
                                             -------
Eligible, end of year, for exercise           52,000
                                             -------
Range of exercise price per share          $    1.00

    At December 31, 2000 and 1999, the average exercise price and remaining contractual life were $1.00 and $0 per share, and 0 years 11 months and 0 years 0 months, respectively.

    At December 31, 2000 and 1999, there were 1,948,000 and 0 shares, respectively, reserved for future grants.

     Pro Forma Information

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". Accordingly, compensation expense of $29,301 and $0 has been recognized for stock options during 2000 and 1999, respectively.

     The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2000: dividend yield of 0% and 0%; expected volatility of 105.05%, risk-free interest rate of 4.5% per annum and expected lives of 5 years.

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

    Affiliates Loans

    From time to time the Company has advanced loans to several of its affiliates. At December 31, 2000, these loans amounted to $247,501 and have no stated interest rate and no specific repayment terms.

    During 1999, the Company purchased a portion of transportation services from various entities were controlled by the Company's Chairman and major stockholder. In addition sales are made to these entities. The following is a summary of transactions and balances with affiliates for 2000 and 1999.


                                              December 31,
                                            ----------------
                                            2000        1999
                                            ----        ----
    Sales to affiliates                  $      -      $ 27,663
    Due from affiliates (included in
     accounts receivable)                $      -      $ 27,663
    Purchases from affiliates            $      -      $ 24,843
    Due to affiliates (included in
     accounts payable)                   $      -      $ 24,843


NOTE 7 - DISCONTINUED OPERATIONS

    During 2000, the Company adopted a formal plan to sell CDA. The sale took place in 2000.

    Net sales of CDA during the year ended December 31, 2000 were $1,833,673. This amount is not included in the 2000 net sales in the accompanying consolidated statement of operations.

    The 1999 consolidated statement of operations has been restated. Net sales of CDA for the year ended December 31, 1999 were $2,710,030. This amount is not included in the 1999 net sales in the accompanying consolidated statement of operations.

    The sale has been separately classified in the accompanying consolidated balance sheet and income statement as Net Assets of Discontinued Operations and Income from Discontinued Operations.

NOTE 8 - EMPLOYMENT AND CONSULTANT AGREEMENTS

    The Company has employment and consultant agreements with certain employees and consultants expiring at various times through April 2004. Such agreements provide for minimum compensation levels and for incentive bonuses which are payable if specified management goals are attained. During 2000, the Company issued 200,000 common shares (1,048,000 restated common shares) to an employee in consideration for the recission of the employee's rights to minimum compensation and incentive bonuses.

NOTE 9 - OPERATING LEASE COMMITMENTS

    Leases

    The Company leases land, buildings and equipment under agreements that expire in various years through October 2002. Rental expense under operating leases was $94,484 and $83,338 for the years then ended December 31, 2000 and 1999, respectively.

    The table following is a schedule of future minimum lease payments due under non-cancelable leases as of December 31, 2000:

         Year Ending December 31,
         -------------------------
                             2001      $  66,500
                             2002         20,000
                                         -------
                                       $  86,500
                                         =======

NOTE 10 - CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of non-interest bearing cash deposits, accounts receivable, and notes receivable.

    Pupil Transportation, Inc. provides school transportation services to Essex County, New Jersey and the City of East Orange, New Jersey. Transportation Logistics Int'l, Inc. is an international freight broker providing transportation services in various locations across the United States. Transportation Logistics Int'l (UK) Ltd. is an international freight broker providing transportation services in the United Kingdom, and elsewhere throughout the world.

    The Company grants credit to customers substantially all of whom are located in the United States and United Kingdom. The Company has two major customers' in the Pupil Transportation subsidiary which account for 21% of consolidated sales in 2000 and 41% in 1999. Sales to these customers were $2,446,157 and $1,745,153 for 2000 and 1999, respectively. Accounts receivable from these customers totaled $216,002 and $289,587 at December 31, 2000 and 1999, respectively.

    The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The loss of any of these customers could materially and adversely affect its operating results.

    From time to time, the Company places its temporary cash investments and non-interest bearing deposits with financial institutions with balances in excess of the FDIC insured limits. Management has attempted to reduce its credit risk by placing its deposits in various financial institutions. Consequently, in managements opinion, no significant concentration of credit risk exist for the companies in connection with these cash deposits.

    Management has attempted to reduce its credit risk by demanding payment prior to the delivery of goods on most freight transactions, and by reviewing credit worthiness of driver leasing customers.

    Substantially all employees of the Pupil Transportation are covered by a collective bargaining agreement. This agreement continues in force until August 2002.

NOTE 11 - PENSION PLANS

    Transportation Logistics Int'l (UK) Ltd. sponsors a defined contribution pension plan for all management employees. Contributions are 5% of salaries. Contributions to the plan for 2000 and 1999 was $2,839 and $12,185, respectively.

NOTE 12 - OPERATING SEGMENTS

    The Company's operations are classified into four principal reportable segments that provide different products or services. Logistics Services
U.S., Logistics Services UK, Student transportation, commercial driver leasing. Separate management of each segment is required because each business unit is subject to different marketing, and operating strategies and different geographic locations.

    Segmental Data

    Reportable Segments Year Ended December 31, 2000

                       TLI US     TLI UK      Pupil     Bangladesh   Total
================================================================================
External Revenue     $5,952,994  $3,151,372  $2,446,157 $ 578,438   $12,128,961
Intersegment Revenues         -    (416,982)          -         -      (416,982)
-------------------------------------------------------------------------------
Total Revenues       $5,952,994  $2,734,390  $2,446,157 $ 578,438   $11,711,979
===============================================================================
Depreciation and
 Amortization        $      496  $   20,447  $  143,319 $       -   $   164,262
===============================================================================
Operating Income
 (Loss)              $ (322,268) $  138,350  $  303,643 $  43,677   $   163,402
===============================================================================
Assets               $2,365,825  $  264,931  $  671,471 $ 101,686   $ 3,403,913
===============================================================================
Capital Expenditures $  146,224  $        -  $  224,835 $       -   $   371,059
===============================================================================


    Reportable Segments Year Ended December 31, 1999

                       TLI US     TLI UK      Pupil       Total
===================================================================
External Revenue     $  376,644  $2,229,198  $1,745,153 $4,350,995
Intersegment Revenues   (42,979)    (49,327)          -    (92,306)
-------------------------------------------------------------------
Total Revenues       $  333,665  $2,179,871  $1,745,153 $4,258,689
===================================================================
Depreciation and
 Amortization        $        -  $   26,263  $   83,477 $  109,740
===================================================================
Operating Income
 (Loss)              $   16,368  $  (25,330) $      973 $   (7,989)
===================================================================
Assets               $  287,670  $  494,521  $  864,546 $1,646,737
===================================================================
Capital Expenditures $        -  $   45,685  $  315,054 $  360,739
===================================================================

    Measurement of Segment Profit and Assets

    There are no differences in the basis of measuring segment profit and assets. Intersegment transactions that occur are based on current market prices and all intersegment profit is eliminated in consolidation. The Company employs shared service concepts to realize economies of scale and efficient use of resources. The costs of shared services and other corporate center operations managed on a common basis are allocated to the segments based on usage, where possible or other factors based on the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies.

NOTE 13 - NON CASH INVESTING AND FINANCING ACTIVITIES

                                              December 31,
                                           -----------------
                                           2000         1999
                                           ----         ----

Property acquired under capital lease     $     -    $ 15,500
                                           ======     =======
Investment of net assets of subsidiaries  $     -    $124,000
                                           ======     =======
Liabilities assumed                       $     -    $202,413
                                           ======     =======

       The Company acquired 235,652 treasury shares for assets transferred amounting to $456,675 in 2000.

NOTE 14 - NOTES PAYABLE TO BANK

    The Company has the following short-term notes payable:

      Note Payable to Bank - the Company has a line of credit of $500,000 with interest at prime plus 1.5% due
       June 1, 2001, secured by Company assets and the personal guarantee of the Company's Chairman. The borrowing shall not exceed 60% of eligible accounts receivable. Effective April 2001, the note was replaced by a new credit facility of $2,000,000 bearing interest at prime plus 4% secured by similar collateral. $ 375,000

      Note Payable to Bank - the Company has a line of credit
       of $150,000 with interest at prime plus 1.5% due
       February 1, 2001 secured by Company assets.  The
       loan was repaid in January 2001.                             50,000

      Note Payable to Bank - UK Subsidiary - the note
       payable to the bank and bear interest at 3%
       above the LIBOR rate and is secured by the Company's
       assets and a personal guarantee by the subsidiaries
       president and the parent company.                            32,250
                                                                   -------
                                                                 $ 457,250
                                                                   =======

NOTE 15 - LOAN PAYABLE

    The loan payable of $300,863 is from a family trust, of which the wife of the chairman of the Company is the trustee. The loan is unsecured with no specific repayment terms.

NOTE 16 - LITIGATION

    The Company, several related companies, its chairman and certain employees are defendants in a lawsuit filed by an alleged acquisition candidate for alleged breach of contract. The complaint does not specify an amount for damages. The Company believes the suit is completely without merit and intends to vigorously defend its position.

    The Company, several related companies, its chairman and its subsidiaries are defendants in a lawsuit filed by one of its former vendors. At this stage in the proceedings, the probable outcome is unknown. The Company has a counter claim based upon defective services provided by the vendor. The Company believes the settlement of the lawsuit will not exceed amounts already recorded in the financial statements.

NOTE 17 - SUBSEQUENT EVENTS

    In January 2001, the Company formed a Delaware limited liability company,
(LLC) with Cargo, Inc. whereby the Company will retain a 51% controlling interest in the newly formed LLC. The Company will cease to operate under the name TLI in the U.S. logistics area. Conversely, the Company will assume a management role and control its freight and revenue through this alliance with Cargo.





                                 SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

      Transportation Logistics Int'l, Inc.


      By: /s/ Ronald P. Sorci
      Ronald P. Sorci, Chief Executive Officer

    In accordance with the Exchange Act, this Report has been signed below on April 16, 2001 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ronald P. Sorci            Chief Executive Officer
    Ronald P. Sorci

/s/ Michael Margolies          Chairman
    Michael Margolies

/s/ Jim Thorpe                 Director, President
    Jim Thorpe

/s/ Robert I. Blackman         Director
    Robert I. Blackman

/s/ Steven Frazier             Treasurer (Chief Financial Officer,
    Steven Frazier              Chief Accounting Officer)




          *   *   *   *   *   *   *   *   *   *   *   *   *   *   *

EXHIBIT 3-a

               ARTICLES OF AMENDMENT AND RESTATEMENT

                              OF THE

                    ARTICLES OF INCORPORATION

                                OF

               TRANSPORTATION LOGISTICS INT'L, INC.

            (formerly, Contex Enterprise Group, Inc.)


    Pursuant to the provisions of the Colorado Business Corporation Act, the undersigned corporation adopts the following amended and restated Articles of Incorporation. These Articles set forth the provisions of the Articles of Incorporation, as amended, and supercede the original Articles of Incorporation and all amendments thereto.

         FIRST: The name of the corporation is Contex Enterprise Group, Inc.

         SECOND:The amendments to the Articles of Incorporation set forth in the following restatement were adopted by a vote of the board of directors and the shareholders of the corporation on December 11, 2000. The number of shares voted for the amendments by each voting group entitled to vote separately on the amendments was sufficient for approval by that voting group.

         THIRD: The following restatement of the Articles of Incorporation was adopted by the board of directors of the corporation. Approval by the shareholders of the corporation was not required.

                                     ARTICLE I
    Name

    The name of the Corporation is Transportation Logistics Int'l, Inc.

                                     ARTICLE II
    Period of Duration

    This Corporation shall exist in perpetuity, from and after the date of filing these Articles of Incorporation with the Secretary of State of Colorado unless and until dissolved according to the laws of the State of Colorado.


                                    ARTICLE III
    Purpose

    This Corporation is organized for the purpose of transacting any and all lawful activities or business for which corporations may be formed under Articles 101 to 117 of Title 7 of the Colorado Revised Statues, known and cited as the Colorado Business Corporation Act, to have and exercise all powers, privileges and immunities now or hereafter conferred upon or permitted to corporations by the laws of the State of Colorado, and to do any and all things herein set forth to the same extent as natural persons could do insofar as permitted by the laws of the State of Colorado.

                                   ARTICLE IV

    Powers

    The powers of the Corporation shall be those powers granted by the Colorado Business Corporation Act under which this Corporation is formed. In addition, the Corporation shall have the following specific powers:

    Section 1. Officers. The Corporation shall have the power to elect or appoint officers and agents of the Corporation and to fix their compensation.

    Section 2. Capacity. The Corporation shall have the power to act as an agent for any individual, association, partnership, corporation or other legal entity, and to act as general partner for any limited partnership.

    Section 3. Acquisitions. The Corporation shall have the power to receive, acquire, hold, exercise rights arising out of the ownership or possession thereof, sell, or otherwise dispose of, shares or other interests in, or obligations of, individuals, associations, partnerships, corporations or governments.

    Section 4. Earned Surplus. The Corporation shall have the power to receive, acquire, hold, pledge, transfer, or otherwise dispose of shares of the Corporation, but such shares may only be purchased, directly or indirectly, out of earned surplus.

    Section 5. Gifts. The Corporation shall have the power to make gifts or contributions for the public welfare or for charitable, scientific or educational purposes.

                                   ARTICLE V

    Capital Structure

    Section 1. Authorized Capital. The aggregate number of shares and the amount of the total authorized capital of said Corporation shall consist of 50,000,000 shares of common stock, no par value per share, and 5,000,000 shares of preferred stock, no par value per share.

    Section 2. Share Status. All common shares will be equal to each other, and when issued, shall be fully paid and nonassessable, and the private property of shareholders shall not be liable for corporate debts. Preferred shares shall have such preferences and voting rights as the Directors may assign to them prior to issuance. Each holder of a common share of record shall have one vote for each share of stock outstanding in his name on the books of the Corporation and shall be entitled to vote said stock. Each holder of a preferred share of record shall have one vote for each share of stock outstanding in his name on the books of the Corporation, if such voting right was assigned by the Board of Directors upon issuance.

     Section 3. Consideration for Shares. The stock of the Corporation shall be issued for such consideration as shall be fixed from time to time by the Board of Directors. In the absence of fraud. the judgment of the Directors as to the value of any property or services received in full or partial payment for shares shall be conclusive. When shares are issued upon payment of the consideration fixed by the Board of Directors, such shares shall be taken to be fully paid stock and shall be nonassessable.

     Section 4. Pre-Emptive Rights. Except as may otherwise be provided by the Board of Directors, holders of shares of stock of the Corporation shall have no pre-emptive right to purchase, subscribe for or otherwise acquire shares of stock of the Corporation, rights, warrants or options to purchase stocks or securities of any kind convertible into stock of the Corporation.

     Section 5. Dividends. Dividends in cash, property or shares of the Corporation may be paid, as and when declared by the Board of Directors, out of funds of the Corporation to the extent and in the manner permitted by law.

     Section 6. Distribution in Liquidation. Upon any liquidation, dissolution or winding up of the Corporation, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Corporation shall be distributed, either in cash or in kind, pro rata to the holders of the common stock, subject to preferences, if any, granted to holders of the preferred shares. The Board of Directors may, from time to time, distribute to the shareholders in partial liquidation from stated capital of the Corporation, in cash or property, without the vote of the shareholders, in the manner permitted and upon compliance with limitations imposed by law.

                                    ARTICLE VI

    Voting by Shareholders

    Section 1. Voting Rights: Cumulative Voting. Each outstanding share of common stock is entitled to one vote and each fractional share of common stock is entitled to a corresponding fractional vote on each matter submitted to a vote of shareholders. Cumulative voting shall not be allowed in the election of Directors of the Corporation and every shareholder entitled to vote at such election shall have the right to vote the number of shares owned by him for as many persons as there are Directors to be elected, and for whose election he has a right to vote. Preferred shares are to have the same voting rights as common shares if so designated by the Board of Directors upon issuance.

    Section 2. Majority Vote. Except as otherwise provided herein, when, with respect to any action to be taken by the Shareholders of the Corporation, the Colorado Business Corporation Act requires the vote or concurrence of the holders of two-thirds of the outstanding shares entitled to vote thereon, or of any class or series, any and every such action shall be taken, notwithstanding such requirements of the Colorado Business Corporation Act, by the vote or concurrence of the holders of a majority of the outstanding shares entitled to vote thereon, or of any class or series.

                                   ARTICLE VII

    Registered Principal Office and Registered Agent

    The registered office of the Corporation is located at 1 Civic Center Plaza, 1560 Broadway, Denver, CO 80202, and the name of the registered agent of the Corporation at such address is Corporation Service Company.

                                 ARTICLE VIII
    Board of Directors

    Section 1. The corporate powers shall be exercised by a majority of the Board of Directors. The number of individuals to serve on the Board of Directors shall be set forth in the Bylaws of the Corporation.

    Section 2. If in the interval between the annual meetings of shareholders of the Corporation, the Board of Directors of the Corporation deems it desirable that the number of Directors be increased, additional Directors may be elected by a unanimous vote of the Board of Directors of the Corporation then in office, or as otherwise set forth in the Bylaws of the Corporation.

    Section 3. The number of Directors comprising the whole Board of Directors may be increased or decreased from time to time within such foregoing limit as set forth in the Bylaws of the Corporation.

                                ARTICLE IX

    Powers of the Board of Directors

    In furtherance and not in limitation of the powers conferred by the State of Colorado, the Board of Directors is expressly authorized and empowered:

    Section 1. Bylaws. To make, alter, amend and repeal the Bylaws, subject to the power of the shareholders to alter or repeal the Bylaws made by the Board of Directors.

    Section 2. Books and Records. Subject to the applicable provisions of the Bylaws then in effect, to determine, from time to time, whether and to what extent, and at what times and places, and under what conditions and regulations, the accounts and books of the Corporation or any of them, shall be open to shareholder inspection. No shareholder shall have any right to inspect any of the accounts, books, or documents of the Corporation, except as permitted by law, unless and until authorized to do so by resolution of the Board of Directors or of the shareholders of the Corporation.

    Section 3. Power to Borrow. To authorize and issue, without shareholder consent, obligations of the Corporation, secured and unsecured, under such terms and conditions as the Board, in its sole discretion, may determine, and to pledge, or mortgage, as security therefor, any real or personal property of the Corporation, including after-acquired property.

    Section 4. Dividends. To determine whether any and, if so, what part, of the earned surplus of the Corporation shall be paid in dividends to the shareholders, and to direct and determine other use and disposition of any such earned surplus.

    Section 5. Profits. To fix, from time to time, the amount of the profits of the Corporation to be reserved as working capital or for any other lawful purposes.

    Section 6. Employees Plans. From time to time to provide and carry out and to recall, abolish, revise, amend, alter, or change a plan or plans for the participation by all or any of the employees, including Directors and officers of this Corporation or of any corporation in which or in the welfare of which the Corporation has any interest, and those actively engaged in the conduct of this Corporation s business, in the profits of this Corporation or of any branch or division thereof, as a part of this Corporation s legitimate expenses, and for the furnishing to such employees and persons, or any of them, at this Corporation's expense, of medical services, insurance against accident, sickness, or death, pensions during old age, disability, or unemployment, education, housing, social services, recreation, or other similar aids for their relief or general welfare, in such manner and upon such terms and conditions as may be determined by the Board of Directors.

    Section 7. Warrants and Options. The Corporation, by resolution or resolutions of its Board of Directors, shall have power to create and issue, whether or not in connection with the issue and sale of any shares of any other securities of the Corporation, warrants, rights, or options entitling the holders thereof to purchase from the Corporation any shares of any class or classes of any other securities of the Corporation, such warrants, rights or options to be evidenced by or in such instrument or instruments as shall be approved by the Board of Directors. The terms upon which, the time or times (which may be limited or unlimited in duration), and the price or prices (not less than the minimum amount prescribed by law, if any) at which any such warrants, rights, or options may be issued and any such shares or other securities may be purchased from the Corporation upon the exercise of such warrant, right, or option shall be such as shall be fixed and stated in the resolution or resolutions of the Board of Directors providing for the creation and issue of such warrants, rights or options. The Board of Directors is hereby authorized to create and issue any such warrants, rights or options from time to time for such consideration, and to such persons, firms or corporations, as the Board of Directors may determine.

    Section 8. Compensation. To provide for the reasonable compensation of its own members, and to fix the terms and conditions upon which such compensation will be paid.

    Section 9. Not in Limitation. In addition to the powers and authority hereinabove, or by statute expressly conferred upon it, the Board of Directors may exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, subject, nevertheless, to the provisions of the laws of the State of Colorado, of these Articles of Incorporation and of the Bylaws of the Corporation.

                                  ARTICLE X

    Right of Directors to Contract with Corporation

    No contract or other transaction between this Corporation and one or more of its Directors or any other corporation, firm, association, or entity in which one or more of its Directors are directors or officers or are financially interested shall be either void or voidable solely because of such relationship or interest or solely because such directors are present at the meeting of the Board of Directors or a committee thereof which authorizes, approves, or ratifies such contract or transaction or solely because their votes are counted for such purpose if:

      A. The fact of such relationship or interest is disclosed or known to the Board of Directors or committee which authorizes, approves, or ratifies the contract or transaction by a vote or consent sufficient for the purpose without counting the votes of consents of such interested Directors; or

      B. The fact of such relationship or interest is disclosed or known to the shareholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent; or

      C. The contract or transaction is fair and reasonable to the Corporation.


                                    ARTICLE XI

    Corporate Opportunity

    The officers, Directors and other members of management of this Corporation shall be subject to the doctrine of "corporate opportunities" only insofar as it applies to business opportunities in which this Corporation has expressed an interest as determined from time to time by this Corporation's Board of Directors as evidenced by resolutions appearing in the Corporation's minutes. Once such areas of interest are delineated, all such business opportunities within such areas of interest which come to the attention of the officers, Directors, and other members of management of this Corporation shall be disclosed promptly to this Corporation and made available to it. The Board of Directors may reject any business opportunity presented to it and thereafter any officer, Director or other member of management may avail himself of such opportunity. Until such time as this Corporation, through its Board of Directors, has designated an area of interest, the officers, Directors and other members of management of this Corporation shall be free to engage in such areas of interest on their own and this doctrine shall not limit the right of any officer, Director or other member of management of this Corporation to continue a business existing prior to the time that such area of interest is designated by the Corporation. This provision shall not be construed to release any employee of this Corporation (other than an officer, Director or member of management) from any duties which he may have to this Corporation.

                           ARTICLE XII

    Indemnification of Officers, Directors and Others

    The Board of Directors of the Corporation shall have the power to:

      A. Indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation), by reason of the fact that he is or was a director, officer. employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in the best interests of the Corporation and with respect to any criminal action or proceedings, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement or conviction or upon a plea of nolo contendere or its equivalent shall not of itself create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in the best interests of the Corporation and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful

      B. Indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of the Corporation, partnership, joint venture, trust or other enterprise against expenses (including attorney's fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in the best interests of the Corporation but no indemnification shall be made in respect of any claim, issue or matter as to which such person has been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation unless and only to the extent that the court in which such action or suit was brought determines upon application that, despite the adjudication of liability, but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnification for such expenses which such court deems proper.

      C. Indemnify a Director, officer, employee or agent of the Corporation to the extent that such person has been successful on the merits in defense of any action, suit or proceeding referred to in Subparagraph A or B of this Article or in defense of any claim, issue, or matter therein, against expenses (including attorney s fees) actually and reasonably incurred by him in connection therewith.

      D. Authorize indemnification under Subparagraph A or B of this Article (unless ordered by a court) in the specific case upon a determination that indemnification of the Director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in said Subparagraph A or B. Such determination shall be made by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or, if such a quorum is not obtainable or even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or by the shareholders.

      E. Authorize payment of expenses (including attorney's fees) incurred in defending a civil or criminal action, suit or proceeding in advance of the final disposition of such action, suit or proceeding as authorized in Subparagraph D of this Article upon receipt of an undertaking by or on behalf of the Director, officer, employee or agent to repay such amount unless it is ultimately determined that he is entitled to be indemnified by the Corporation as authorized in this Article.

      F. Purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation or who is or was serving at the request of the Corporation as a Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provision of this Article.

    The indemnification provided by this Article shall not be deemed exclusive of any other rights to which those indemnified may be entitled under these Articles of Incorporation, and the Bylaws, agreement, vote of shareholders or disinterested directors or otherwise, and any procedure provided for by any of the foregoing, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a Director, officer, employee or agent and shall inure to the benefit of heirs, executors and administrators of such a person.


                             ARTICLE XIII

    Right to Amend or Restate

    The right is expressly reserved to amend, restate, alter, change, or repeal any provision or provisions contained in these Article of Incorporation or any Article herein by a majority vote of the members of the Board of Directors and a majority vote of the shareholders of the Corporation in accordance with
Article 110 of the Colorado Business Corporation Act.

    IN WITNESS WHEREOF, the undersigned has set his hand and seal this 11th day of December, 2000.


___________________________________________
Michael Margolies, Chief Executive Officer


                      CONTINUING CONSENT OF AGENT

The undersigned hereby consents to continue acting as agent for this corporation under Article 105 of the Colorado Business Corporation Act, until such time as it resigns such position.


Corporation Service Company


By:____________________________________
  1 Civic Center Plaza
  1560 Broadway
  Denver, CO 80202

          *   *   *   *   *   *   *   *   *   *   *   *   *   *   *

EXHIBIT 10-a


                          EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT ("the Agreement") is made March 26, 1999, by and between Avair Freight Services (UK) Ltd., a registered corporation, with offices at Keynes House, Suite 9, Alfreton Road, Derby DE21 4AS
("the Company", and Jim Thorpe, residing at 28 Brook Road, Derby DE72BFW, ("the Employee"), who both hereby agree as follows:

  1. Employment Agreement

    Upon the terms and subject to the conditions contained in this Agreement, the Company hereby employs the Employee, and the Employee hereby accepts employment by the Company.

  2. Term of Employment

    The term of the Employee's employment by the Company under this Agreement shall be for five (5) years commencing on April 1, 1999 and ending March 31, 2004. At the sole option of the Company, upon not less than six (6) months notice to Employee, this Agreement may be renewed for five (5) years upon the same terms and conditions contained herein, or upon such other terms and conditions to which the parties mutually agree in writing.

  3. Services

    The Employee shall be employed as the President of the Company and Chairman of the Company's Freight Forwarding Group ("FFG"). In addition, Employee shall be elected to the Company and the FFG board of directors and, to the Growth Funding Investments, Inc., ("GFI") board of directors ("the Board"). If Avair's Profit Before Taxes ("PBT") does not cause Employee to earn 200,000 additional GPI shares, Employee may be asked to leave the GFI Board. The Employee shall have full authority, responsibility and control of all day-to-day matters of Avair and FFG under policies and practices adopted from time to time by the board. Employee shall devote his best efforts and his full business and professional time to the faithful fulfillment of his duties hereunder.

  4. Compensation

  4.1 Base Salary Compensation: The Employee shall receive an annual salary of One Hundred Thirty-Thousand Dollars ($130,000.00) during the first year of this Agreement, payable in accordance with the Company's general policies for payment of compensation to its salaried personnel. Commencing April 1, 2000 and on the first day of each year thereafter, the Employee shall receive an annual cost of living increase of Three Percent (3%) provided the prior year's operations are profitable. "Profitable" shall mean that the business has taxable income for the fiscal year determined according to generally accepted accounting principles by the Certified Public Accountants ("CPA") retained by the Company.
  4.2 Bonus Compensation: Employee bonus is based upon PBT as determined by the Company CPA after first giving effect to Employee's salary and bonus.
4.2.1 Bonus Year 1: (a) If year 1 PBT exceeds $1,000,000.00 Employee's bonus shall be 100% of his Year 1 Salary (i.e., $130,000.00 salary plus $130,000.00 bonus); (b) If Year 1 PBT equals $500,000.00
      Employee's bonus shall be 25% of his Year 1 salary (i.e., $130,000.00 plus $32,500.00 bonus); (c) There shall be a proration between $500,000.00 and $1,000,000.00; and (d) In the event that Year 1 PET does not exceed $500,000.00 Employee shall not receive a bonus.
4.2.2 Bonus Year 2: (a) If Year 2 PBT exceeds $1,300,000.00 Employee's bonus shall be 100% of his Year 2 salary; (b) If Year 2 PBT equals $650,000.00 Employee's bonus shall be 25% of his Year 2 salary;
      (c) There shall be proration between $650,000.00 and $1,300,000.00; and
      (d) In the event that Year 2 PBT does not exceed $650,000.00 Employee shall not receive a bonus.
4.2.3 Employee's Year 2 base salary inclusive of CPI adjustments shall be increased by one-half Year 1 bonus percentage.
4.3.4 Employee's Year 3 base salary inclusive of CPI adjustments shall be increased by one half Year 2 bonus percentage. Commencing with Year
      3 and throughout the balance of Employee's Term, Employee shall be entitled to receive bonuses and stock options at the highest level granted to the Company's most senior executives.

  5. Reimbursements

    The Employee shall receive an automobile mileage allowance at the usual tax approved rates prevailing in the United Kingdom and he shall be reimbursed weekly for all direct substantiated out-of-pocket expenditures duly made by him on the Company's behalf in the performance of his services under this Agreement, subject to timely reporting requirements imposed from time to time by the Company's Board of Directors.

  6. Covenant Not to Compete

    Employee shall not, during Employee's Term, directly or indirectly (on his own behalf or as an agent, employee, officer, director, partner, shareholder, or other owner), lend money or credit to, own any interest in, engage in, or otherwise participate in a business directly competitive with the Company's present operations prior to the termination of Employee's employment and for two (2) years following his termination of employment from the Company. Employee acknowledges that his covenant not to compete is essential to this Agreement, that the Company would not have entered into this Agreement without this section being included in it, and that this section is reasonable and do not place any undue hardship on Employee, and that Employee has been amply compensated for agreeing to this Covenant. Employee acknowledges and agrees that the Company's remedy at law for any breach of his obligation under this section would be inadequate, and agrees and consents that temporary and permanent injunctive relief may be granted in any proceeding which may be brought to enforce any provisions of this section without the necessity of proof of actual damages. With respect to any such provisions finally determined by a court of competent jurisdiction to be unenforceable, such court shall have jurisdiction to reform this Agreement and such provision so that it is enforceable to the maximum extent permitted by law, and the parties shall abide by such court's determination. If such unenforceable provision cannot be reformed, such provision shall be deemed to be severed from this Agreement, but every other provision of this Agreement shall remain in full force and effect. As additional consideration for this covenant, the Company has agreed to the arrangements set forth in a separate Stock Purchase Agreement of even date.

  7.  Termination of Employment by Employer

     Notwithstanding anything contained in this Agreement to the contrary, this Agreement may be terminated by the Company (but such termination shall not affect Employee's obligations under paragraph 5 of this Agreement except as otherwise set forth in this Agreement), at any time on or after the occurrence of any of the following events, except as otherwise set forth in this Agreement.

  7.1 Disability: Employee is unable to perform his duties assigned to him under this Agreement for more than seventy-five (75) consecutive calendar days or 100 calendar days in any 12-month period as a result of his becoming Disabled (defined hereinafter). "Disabled" shall mean the inability of the Employee for medical reasons certified by a physician selected by the Company and reasonably satisfactory to the Employee, to substantially perform his duties hereunder. The Employee shall make himself available for examination by such physician upon reasonable request.
  7.2 Fraud: Employee is found guilty by a court of competent jurisdiction of fraud or dishonesty in the performance of his duties under this Agreement.
  7.3 Bad Faith: Employee is negligent or acts in bad faith in the performance of his duties under this Agreement.
  7.4 Crime: Employee is convicted of a felony.
  7.5 Death: Employee dies.
  7.6 For Cause: Employee fails, to follow the good faith instructions communicated to Employee in writing, of the Company's board of directors or by the Company's chairman.
  7.7 Substance Abuse: Employee is found intoxicated or under the influence of illegal drugs or other similar substance while performing his duties under this Agreement.
  7.8 Adverse Conduct: Employee engages in conduct, the consequence of which are materially adverse to the Company, monetarily or otherwise.

  8. Notwithstanding anything in the subparagraphs 7.3, 7.6 and 7.8 of this Agreement, any termination of employment therein provided shall not be effective unless notice of such event is given to the Employee as hereinafter provided and the Employee fails to remedy the situation within thirty (30) days of such notice.

  9. Termination by Employee

    This Agreement may be terminated immediately by the Employee, at his option and without prejudice to any other remedy that he has, either at law, in equity, or under this Agreement, by giving written notice of termination to the Employer if the Company (i) has a Receiver of its assets or property appointed because of insolvency; and (ii) causes a general assignment for the benefit of creditors.

 10. Employee's Capacity

    The Employee represents and warrants to the Company that he has the capacity and right to enter into this Agreement and perform all his services hereunder without any restriction whatsoever by any other agreement, other document, or otherwise.

 11. Company Authority

    The Company hereby represents and warrants to the Employee that: (i) it has full power and corporate authority to execute and deliver this Agreement and to perform its obligations hereunder; (ii) such execution, delivery and performance will not (and with the giving of notice or lapse of time or both would not) result in the breach of any agreements or other obligations to which it is a party or otherwise bound; (iii) the execution and delivery of this Agreement is not in violation of the Company's Certificate of Incorporation or By-Laws; and (iv) this Agreement is its legal, valid and binding obligation, enforceable in accordance with its terms.

 12. Severabilty

    The intention of the parties to this Agreement is to comply fully with all laws governing employment agreements, and this Agreement shall be construed consistently with all such laws to the extent possible. If and to the extent that any court of competent jurisdiction is unable to so construe part or all of any provisions of this Agreement, and holds that part or all of that provision to be invalid, such invalidity shall not affect the balance of the provision or the remaining provisions of this Agreement which shall remain in full force and effect.

 13. Complete Agreement

    This document contains the entire agreement between the parties and supersedes any prior decisions, negotiations, representations, or agreements between them respecting employment of the Employee. No alterations, additions, or other changes this Agreement shall be binding unless made in writing and signed by both parties to this Agreement.

 14. Notices

    Any notice or other communication required or desired to be given to any party under this Agreement shall be in writing and shall be deemed given when (a) delivered personally to that party; or (b) three (3) business days after being deposited in the United States mail by Certified Mail Return Receipt Requested, postage prepaid, at the address of such party set forth at the beginning of this Agreement, or any other address hereafter designated by that party in notice theretofore given to the party giving notice.

 15. Non-Waiver

    No failure by either party to insist upon strict compliance with any term of this Agreement, to exercise any option, enforce any right, or seek any remedy upon default of the other party shall affect, or constitute a waiver of, the first party's right to insist upon such strict compliance, exercise that option, enforce that right, or seek that remedy with respect to that default or any prior, contemporaneous, or subsequent default; nor shall any custom or practice of the parties at variance with any provision of this Agreement affect, or constitute a waiver of either party's right to demand strict compliance with all provisions of this Agreement.

 16. Governing Law

    This Agreement has been executed in the State of New York. All questions concerning the validity or intention of this Agreement and all questions relating to performance hereunder shall be resolved under the laws of the State of New York, and Employee consents to exclusive jurisdiction in the appropriate Federal or State Court located within the State of New York.

 17. Successors

    This Agreement shall be binding upon, inure to the benefit of, and be enforceable by and against the respective heirs, legal representatives, successors, and assigns of each party to this Agreement, provided that this Agreement shall be personal to the Employee, and the Employee shall not assign any of his rights or obligations under this Agreement without the prior written consent of the Company.

 18. Headings

    The headings contained herein are for the sole purpose of convenience of Reference, and shall not in any way limit or affect the meaning or interpretation of any of the terms or provisions of this Agreement.

 19. Execution in Counterparts

    This Agreement may be executed in one or more counterparts each of which shall be deemed an original, but all of which together shall constitute one and the same document.



COMPANY:
AVAIR FREIGHT SERVICES (UK) LTD.

By ____________________________


EMPLOYEE:
____________________________________
JIM THORPE