Form 10QSB
period 2001-03-31
TRANSPORTATION LOGISTICS INTL INC
filed 2001-05-21
CIK 1055313

U. S. Securities and Exchange Commission
			   Washington, D. C. 20549

				FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	  For the quarterly period ended March 31, 2001

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

     May 21, 2001
     Common Voting Stock: 22,399,348


Transitional Small Business Disclosure Format (check one):  Yes [ ]   No  [X]



	    Transportation Logistics Int'l Inc. and Subsidiaries
		Consolidated Condensed Interim Balance Sheet
				 March 31,2001

       Assets

Current Assets
  Cash and equivalents                   $  439,924
  Accounts receivable, net of allowance
   for doubtful accounts of $37,497       1,670,472
  Prepaid expenses                          133,028
  Notes receivable - current portion        368,791
  Net assets of discontinued operations     186,291
  Deferred income taxes                      11,270
					  ---------
  Total Current Assets                    2,809,776
					  ---------
Property and equipment, at cost, less
 accumulated depreciation                   503,349
					  ---------
Goodwill and customer lists, net of
 accumulated amortization                   118,787
					  ---------
Other Assets
  Security deposits                          78,085
  Other assets                               95,976
  Loan receivable affiliates                365,131
					  ---------
  Total Other Assets                        539,192
					  ---------
  Total Assets                            3,971,104
					  =========

       Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                        1,747,132
  Accrued expenses                          152,537
  Notes payable to bank                     567,876
  Income taxes payable                       22,728
  Loan payable                              428,697
					  ---------
  Total Current Liabilities               2,918,970
					  ---------
Stockholders' Equity
  Common stock, no par value; 50,000,000
   shares authorized, 20,865,000 shares
   issued and outstanding                 1,647,392
  Additional paid-in capital -
   stock options                             29,300
  Retained earnings                        (137,463)
  Accumulated other comprehensive income      8,642
  Less: treasury stock, 235,652 shares
	at cost                            (456,675)
  Consulting services to be provided        (39,062)
					  ---------
  Total Stockholders' Equity              1,052,134
					  ---------
  Total Liabilities and Stockholders'
   Equity                                $3,971,104
					  =========



	  Transportation Logistics Int'l Inc. and Subsidiaries
	 Consolidated Condensed Interim Statements of Operations


						 Three Months Ended
						      March 31,
						  2001         2000
					       -----------------------

Operating Revenues                             $ 1,600,120   $ 1,817,079
Direct Operating Expenses                        1,190,257     1,290,910
						 ---------     ---------
Gross Profit                                       409,863       526,169
						 ---------     ---------
Operating Expenses
 Selling, general and administrative               634,562       410,029
 Depreciation and amortization                      59,427        60,000
						 ---------     ---------
 Total Operating Expenses                          693,989       470,029
						 ---------     ---------
Operating Income (Loss)                           (284,126)       56,140
						 ---------     ---------
Other Income (Expense)
 Interest expense                                  (16,628)       (4,341)
						 ---------     ---------
 Total Other Income (Expense)                      (16,628)       (4,341)
						 ---------     ---------
Income (Loss) Before Income Taxes                 (300,754)       51,799

(Provision) Benefit for Income Taxes                     -        20,000
						 ---------     ---------
Income (Loss) Before Discontinued Operations      (300,754)       31,799
Income (Loss) From Discontinued Operations of
 Subsidiary (net of tax effect of $20,000)               -       (37,994)
						 ---------     ---------
Net Income (Loss)                              $  (300,754)  $    (6,195)
						 =========     =========
Earnings Per Share
 Income from continuing operations             $     (0.01)  $      0.03
 Discontinued operations                                 -         (0.04)
						 ---------     ---------
 Basic and diluted earnings per share          $     (0.01)  $     (0.01)
						 =========     =========
Weighted Average Number of Common Shares
 Outstanding
 Basic                                          20,902,500       932,200
 Diluted                                        20,902,500       932,200




	     Transportation Logistics Int'l Inc. and Subsidiaries
	   Consolidated Condensed Interim Statements of Cash Flows



						    Three Months Ended
							 March 31,
						    2001         2000
						    ------------------

Cash Used in Operating Activities              $  (233,497)  $  (150,876)

Cash Flows From Investing Activities
  Purchase of property and equipment               (51,408)      (54,000)
  Collection of notes receivable                   408,383             -
						   -------       -------
  Net Cash Provided by Investing Activities        356,975       (54,000)
						   -------       -------
Cash Flows From Financing Activities
  Loan payable, net                                127,834             -
  Proceeds from bank loans                         110,626        35,818
  Loans to affiliates                             (117,630)            -
						   -------       -------
  Net Cash Provided by Financing Activities        120,830        35,818
						   -------       -------
Net Increase (Decrease) in Cash and Equivalents    244,308      (169,058)

Cash and Equivalents at Beginning of Period        195,616       224,540
						   -------       -------
Cash and Equivalents at End of Period          $   439,924   $    55,482
						   =======       =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                                     $    16,628   $     4,341
  Income taxes                                 $         -   $         -



	  Transportation Logistics Int'l Inc. and Subsidiaries
      Notes to the Consolidated Condensed Interim Financial Statements


BASIS OF PRESENTATION

 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the years ended December 31, 2001 and 2000. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


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

 Segmental Data

 Reportable Segments Three Months Ended March 31, 2001

		      TLI US     TLI UK       Pupil    Bangladesh    Total
==============================================================================
External Revenue   $  355,162  $  453,962  $  750,107  $ 40,889   $1,600,120

Depreciation and
 Amortization      $   22,684  $        -  $   36,764  $      -   $   59,448

Operating Income
 (Loss)            $ (303,585) $ (158,714) $  193,897  $(15,723)  $ (284,125)

Assets             $2,513,017  $  755,285  $  608,539  $ 94,263   $3,971,104

Capital
 Expenditures      $   51,408  $        -  $        -  $      -   $   51,408


 Reportable Segments Year Ended March 31, 2000

		      TLI US     TLI UK       Pupil    Bangladesh    Total
==============================================================================
External Revenue   $  243,382  $  864,821  $  708,876  $      -   $1,817,079

Depreciation and
 Amortization      $        -  $        -  $   60,000  $      -   $   60,000

Operating Income
 (Loss)            $  (37,497) $  (10,989) $  104,626  $      -   $   56,140

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Forward-looking Statements: No Assurances Intended

     This Report contains certain forward-looking statements regarding Transportation Logistics, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant risks are:

     1. the fact that Transportation Logistics' growth will be limited by its ability to obtain additional capital;
     2. the fact that the industry in which Transportation Logistics operates is dominated by large logistics companies, against whom Transportation Logistics must compete;
     3. the fact that the Translogistics Network is untested and may not perform as expected; and
     4. the fact that Transportation Logistics may not be able to attract the skilled managers it will need in order to expand its operations efficiently.

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

Results of Operations

     In its first 21 months of operations, through December 31, 2000, Transportation Logistics experienced steady growth and profitable operations, despite the fact that the core of our business plan, the Translogistics Network, was in the development stage throughout this period and consumed
$1.5 million of our resources. Our revenue grew consistently from one quarter to the next, as we expanded our logistics operations.

     Our revenue through December 31, 2000 did not, however, include any significant revenue attributable to the Translogistics Network. Although intra-network operations commenced in 2000, there has been no significant revenue from Network operations in 2000, primarily because we were still engaged in developing a domestic U.S. presence sufficient to meet the needs of Network members. In January, 2001 we announced the formation of our joint venture with Cargo, Inc., Cargo/TLI, LLC, which gives us established facilities in 27 cities throughout the United States, enabling us to service almost all of the U.S. requirements of the members of the Translogistics Network. We expect, therefore, that our revenue for the second half of 2001 will include a substantial component of business generated by the Translogistics Network, which should propel our revenue growth.

     The first quarter of 2001 was a transition period. As a result, the financial results for the quarter did not reflect the growth pattern that our Company has established. The reported operating revenues for the first quarter fell by 12% from the first quarter of 2000, primarily because of a 48% reduction in the business of TLI (U.K.), as the efforts of that office were directed toward initiating the full world-wide operations of the Translogistics Network.

     It is also noteworthy that Cargo/TLI, LLC generated approximately $2.7 million in revenue during the quarter ended March 31, 2001, but none of that revenue is included in the Transportation Logistics' results for the quarter. Had the formal contracts between Transportation Logistics and Cargo, Inc. that govern the joint venture been completed and executed during the quarter, our financial results for the quarter would have reflected our majority interest in that joint venture.

     Similarly, the reported quarter-to-quarter 48% increase in operating expenses reflects our development of the infrastructure we will need to function within the Translogistics Network, even though we are not yet realizing revenue from our participation in the Network. In addition, expenses for the recent quarter must also be understood as including over $170,000 in costs attributable to two acquisitions that are in final negotiations. We expensed those costs in the first quarter of 2001, although the acquisitions are not yet complete.

     The overall result of these situations was a reported loss from operations in the quarter of $284,126, which would appear to indicate a decline when compared to operating income of $56,140 in the quarter ended March 31, 2000. Our actual business, however, is growing quite satisfactorily, and according to our plan. In sum, the first quarter was a transition period, and we do not expect the reported results to be characteristic of the future operations of Transportation Logistics Int'l.

Liquidity and Capital Resources

     The primary potential roadblock facing our plans for growth is our need for capital. We are actively seeking additional capital resources, through sale of equity or debt, and hope to increase our available resources in the near future. With additional capital resources, we expect to be able to expand our international presence, and accelerate domestic transactions through our Translogistics Network. That development would have a significant positive effect on our revenue and profits.

     At March 31, 2001 we had a working capital deficit of $109,194, which represented a reduction of $291,196 from our working capital balance of $182,002 at December 31, 2000. The primary reason for the reduction in our working capital was that we were required to utilize our working capital and credit resources to offset the loss from operations during the quarter, including the acquisition costs that were expensed during the quarter. Specifically, we added $238,460 to our short-term debts and utilized $294,492 that was collected pursuant to the note we received on our sale of CDA North America. Overall, our operations consumed $233,497 in cash.

     Again, we view the utilization of cash that resulted from first quarter operations as an aberration caused by the transition of our operations to a Network-focused environment. In general, our operations consume little cash, having used only $20,963 in cash during 2000, and only $17,427 in cash during 1999. We expect, therefore, to be able to sustain operations for the indefinite future, despite our current working capital deficit. Expansion, however, will require additional resources, since, as a new entrant into the logistics industry, much of the business we obtain requires us to finance orders from our own resources.

     At March 31, 2001 the only significant credit available to us was a $500,000 bank line of credit, which we had fully utilized. That loan is due on June 1, 2001, and is presently being repaid on a weekly basis. It was replaced in April, 2001 by a facility of up to $2,000,000, based on eligible receivables, which was issued by another lending institution.

PART II   -   OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.

	 Reports on Form 8-K:

	 March 28, 2001.   Change in Registrant's Certifying Accountant

	 Exhibits

	 10 - Form of Agents Agreement for the Translogistics Network


				 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

			 TRANSPORTATION LOGISTICS INT'L, INC.


 Date: May 21, 2001      By: /s/ Ronald P. Sorci
			 ----------------------------------------
			 Ronald P. Sorci, Chief Executive Officer


			 By: /s/ Steven Frazier
			 ----------------------------------------
			 Steven Frazier, Chief Financial Officer,
			  Chief Accounting Officer


		   *  *  *  *  *  *  *  *  *  *  *  *

EXH. 10

			     AGENTS AGREEMENT

THIS AGREEMENT is made on the ........ day of  ...............  2001


BETWEEN

TRANSLOGISTICS NETWORK (PRINCIPAL) which is a limited company registered in the United Kingdom who's registered address is Suite 9, Keynes House, Alfreton Road, Derby. DE21 4AS and who's company registration number is 4127642. Hereafter known as TRANSLOG.

AND

(AGENTS) a company registered in the country of ...................
at ............................. and who's registration number
is.............................Hereafter known as THE AGENT.

Recitals

   a) TRANSLOG is jointly owned by numerous international logistics providers located in and representing different geographical areas of the world. The aim of the company is to promote a global network of logistics providers who will co-operate exclusively with each other to provide a modern, efficient and profitable total logistics service.

   b) THE AGENT is appointed to serve as the Translog representative for the territory of  .................. and has agreed to abide by all of the rules contained herein.

   c) THE AGENT shall endeavour to provide the highest standard of quality service and to represent and promote the services of the other TRANSLOG agents wherever possible.

   d) TRANSLOG owns the copyright on all marks of the intellectual property described herein in clause 1 h) and which may be provided to THE AGENT from time to time.

1. Definitions

   a) Client is a customer of THE AGENT

   b) Confidential information shall mean all communication and other information whether written, visual or oral and other material supplied to or obtained by one party from the other party during the continuance of this agreement and all information, recommendations or advice given to one party by the other party in pursuance of it's duties under this agreement and shall without limitation include any information from whatever source supplied to or obtained by one party concerning the trade secrets, carriers, agents, business associations and transactions, financial arrangements, and technical or commercial affairs of the other party provided that information does not include information which;

      (i)   is in or comes into the public domain
      (ii)  is known to the disclosing party prior to this date
      (iii) is made known to the disclosing party by a third party, other than by breach of this agreement
      (iv)  is required to be disclosed by law or by the listing rule of a
	    stock exchange on which the disclosing party is listed
      (v)   is reasonably required to be disclosed in order to perform the
	    disclosing party's obligations in this agreement
      (vi)  is disclosed to the disclosing party's professional advisors.

   c) Consignor agent shall mean a member agent who gains export business from his client

   d) Customers shall mean any client who contracts with any member of the Translog network.

   e) Export Gateway shall mean the last port of departure where a consignment is loaded onto a vessel or aeroplane for departure from that country.

   f) Freight profit share shall mean that element of freight profit which is the difference between the cost paid to a carrier(s) from FOB export gateway to landed import gateway and the charge levied on the client(s) for the same service or where a specific agreement has been made between the exporting agent and the importing agent.

   g) Import gateway shall mean the first port of discharge from a vessel or an Aeroplane in a destination country.

   h) Intellectual property means;

      (i) copyright trade and business names, know-how and rights in designs in respect of the TRANSLOG systems
      (ii) rights under licences, consents, orders, statutes or likewise.

   i) International Freight shall mean the movement of goods of any description from one country to another by air, ocean or overland.

   j) Member agent is an agent who is party to this agreement.

   k) Port shall mean sea port, airport or inland container terminal.

   l) Programs shall mean any software programs where the licence is owned by Translog or any software programs purchased by TRANSLOG for use by THE AGENTS.

   m) Receiving agent shall mean an agent who attends to the import duties for a shipment where international freight is involved.

   n) Regional Control Representative shall mean a shareholder of TRANSLOG elected to sit on the board of TRANSLOG to represent the specific region in which the agent is located.

   o) Routing of Freight shall mean where a member agent has sold the international freight movement of an export consignment to a client. This is regardless of the client being the buyer or the seller in the transaction.

   p) Shipping agent shall mean an agent who attends to an international export shipment.

   q) Third party business shall mean international transactions moved between two countries and paid for in one of those countries but routed by a member agent in a third country.

   r) Translog network shall mean the association created by the Translogistics Network shareholders agreement, which links all of THE AGENTS to a common working practice.

   s) Triangulation Business shall mean international shipments gained and paid for in one country and shipped between two other countries.


2. Operational duties of THE AGENT

   a) Communication
   The agent agrees (wherever possible) to reply to all communications from another member agent within the following time frames-

      (i)   Rate requests.  24 hours from receipt.
      (ii)  Operational queries. The same working day as received.
      (iii) Sales Requests. To acknowledge within 24 hours and to action within 7 working days from receipt.

   b) Export freight handling
   Freight routed from another member agent shall be handled by the shipping agent in accordance with the instructions and rates as provided by the routing agent. In the event that the rates are not deemed to be profitable or that the instructions are not deemed to be practical, the shipping agent should in the first instance communicate with the routing agent. If the problem cannot be resolved it should be passed to the TRANSLOG office for clarification. If a compromise still cannot be found, the shipping agent reserves the right to refuse to handle the shipment.

   c) Import freight handling
   Freight consigned to a member agent from another member agent shall be handled in accordance with the instructions as provided by the consignor agent. If the instructions provided are not accepted as practical by the receiving agent, they should contact the shipping agent for clarification. If the problem cannot be resolved, it should be passed to the TRANSLOG office for clarification. If a compromise cannot be found, the receiving agent retains the right to refuse to handle the shipment.

   d) Free domicile documentation
   Wherever free domicile shipments are involved, the receiving agent agrees to send full entry details (copies of the customs entry) as back-up documentation to support the duty invoice.

   e) Free Domicile Duty Payments
   Credit will not be issued by the import agent for free domicile shipments unless agreed in advance with the exporting agent.

   f) Other operational duties
   From time to time, TRANSLOG may agree to implement a specific handling or operational function to enhance the service levels of the network. THE AGENT will be expected to comply with these rules.

   g) Quality Control
   From time to time, Translog will introduce agreed quality control procedures. THE AGENT will be expected to comply with these procedures. Many of THE AGENTS already have their own quality control procedures that have been formulated to be conducive to their local environment. Any procedures that TRANSLOG introduce will not conflict with such policies.

   h) Type of business conducted
   Unless agreed in the attached Schedule 1, THE AGENT agrees that it will answer rate requests for the following kinds of business. If necessary, THE AGENT will use the services of a sub-contractor in order to obtain the necessary information.

      (i)   Air freight and associate costs
      (ii)  Ocean freight and associate costs including break bulk cargo.
      (iii) Inland haulage costs.
      (iv)  Warehouse costs (bonded and none bonded).
	    Packing.
      (vi)  Pick and Pack logistics.

3. Exclusivity

   a) THE AGENT agrees that with the exception of those agreed exemptions, which are listed in the attached Schedule 1, all international transactions will be consigned to or routed from the relevant TRANSLOG agent. Triangulation and third party business shall be shipped between the incumbent TRANSLOG agents in the countries involved.

   b) THE AGENT agrees that within twelve months of the date of this agreement, THE AGENT shall make every effort to work towards an exclusive agreement with the TRANSLOG agent in the territories listed in Schedule 1. If this cannot be achieved in the time scale nominated THE AGENT must receive written permission from TRANSLOG to continue with their existing agreement.

4. Profit Share

   a) General profit share
      Unless specially agreed in advance between all agents involved in a transaction, the profit derived from the freight element of a shipment is equally shared between the shipping agent and the receiving agent.

   b) Triangulation and third party shipments
      Unless specifically agreed in advance between all agents involved in a transaction, the freight element of a shipment is shared in the following ratios;

      (i)   The agent routing the freight -  50% of the freight profit.
      (ii)  The shipping agent            -  25% of the freight profit.
      (iii) The receiving agent           -  25% of the freight profit.

   c) Commissions payments and consultancy fees
      Any commission payments or special consultancy fees should be agreed in advance of the associated transactions. In order to comply with local regulation it may be necessary not to advise in writing of such agreements, in which case, the agent has the option of telephoning the Translogistics office to advise of a verbal agreement.

5. Inter-agent invoicing

   The export agent shall always invoice in the currency of his choice and the receiving agent shall always pay in that currency or in US$ unless an agreement is made in advance. The rate of exchange for payment in US$ will be based on the IATA rate as published on the date of arrival for air-freight and the line rate for ocean freight.

6. Claims

   a) Agents agree that any claims for loss or damage shall be notified to the responsible agent immediately they are notified of the problem. Any such claims should be acknowledged.

   b) For airfreight, any claim lodged within a period of 21 days from the receipt of cargo at destination must be actioned. After 21 days, the claim is deemed to be time-barred.

   c) For ocean freight, any claim lodged within a period of 30 days from receipt of the cargo at destination must be actioned. After 30 days, the claim is deemed to be time barred.

   d) From time to time, TRANSLOG may introduce a global insurance policy covering specific eventualities. THE AGENT has the right to purchase cover under such a policy but may elect not to do so as long as he can produce evidence that his own cover is adequate.

7. Franco Domicile Shipments

   The receiving agent must agree in advance in writing that it will accept Franco Domicile shipments. Every separate client should be verified prior to any such shipments being dispatched.

8. Inter-group accounting

   a) Export invoicing
   All inter-network export invoices where freight is collect, must be issued in the first instance by fax or E-mail at the same time as the shipment documentation is transmitted. If for any reason, this cannot be done, a statement of charges should accompany the documentation and the relevant invoice should follow within 48 hours. Hard copies of the invoice should be sent so that they can be received within 14 days of the shipment being received.

   b) Import invoicing
   All inter-network inbound invoices (landed costs) where prior agreement has been reached, should be sent by fax or e-mail within 12 hours of a shipment being delivered. If this cannot be done, then a statement of charges should be issued within the same period. The hard copy invoice should be sent so that it can be received within 14 days of the shipment being delivered.

   c) Free Domicile Payments
   Duty and tax invoices or a statement of charges should be sent by fax or e-mail prior to the shipment being delivered. The shipping agent must confirm in writing, prior to delivery, that these charges are acceptable and that they will be paid. The receiving agent retains the right to determine if credit on duty and taxes will be extended to the shipping agent.

   d) Queried invoices
   In the event that any invoice is queried, the dispute must be made known within the following time criteria;-
      (i)  For general invoices, within seven days of receipt.
      (ii) For free domicile invoices, the same day as received.

   e) Invoice method
   Every export shipment must be invoiced net of profit share or if invoiced gross, a profit share credit note should be included.

   f) Statements
   The agent agrees to issue a monthly statement of invoices to all other member agents. This statement to be issued by the seventh working day of the following month. Disputed invoices should not appear on the statement.

   g) Payment
   The agent agrees that any statements received by him are passed within a further seven days and payment is made on the 15th of the month by wire transfer subject to the proviso that the shipments were officially landed and made available to the receiving agent in the previous month.

   h) Part payment
   If a statement is received with disputed invoices, the balance of the statement should be paid as per 8 (g) above and the dispute should be actioned as per clause 9.

9. Disputed Invoices

   In the event that an invoice is disputed, the agents agree to try and resolve the query with the disputed party as soon as possible. In the event that a dispute cannot be resolved locally then the aggrieved party has the right to use the TRANSLOG office as a mediator. In this event the following action should be taken.

   a) The invoice number is lodged in the TRANSLOG office and the two parties are given a further 14 days to resolve the problem.

   b) If after this time an agreement cannot be reached, The TRANSLOG office will offer to act as an arbitration unit and if so, both parties will have to sign a document confirming their agreement to abide by the TRANSLOG decision.

   c) If this option is rejected, both agents must submit to the corporate arbitration unit employed for such events and the cost of the hearing will be borne by the losing party. If a clear cut decision is not made then the costs will be allocated inversely proportional to the allocation of the award.

   d) In the event that an arbitration unit or the TRANSLOG office determines that a "dispute" was deliberately engineered to delay payment, interest at the rate of 2% per month or part thereof will be paid to the aggrieved party.

10.Contra-accounting

   The rules of this agreement are that every member agent pays other member agents in the currency of the invoice of the issuing party or in US$. However, if any two parties wish to contra their accounts, they can come to a local agreement and do so. If, in order to do this, they want to use the TRANSLOG office as a mediator for exchange rates, they will be welcome to do so.

11.Payment guarantee

   All member agents must agree to abide by and take part in the guarantee payment plan as described in the shareholders agreement.

12.Bank Charges

   Any bank charges applied as remittance charges are accounted for by the payer and any bank charges applied for receipt are accounted for by the Payee.

13.Group Audit

   a) As part of this agreement, the agent must consent to receive an official network auditor and give access to his freight accounts if asked to do so. This request will be made 3 days in advance and is intended to ensure that correct profit shares are allocated.

   b) As part of this agreement, the agent must consent to accept random audit checks which will be carried out by a representative of Translogistics. In the event that the representative believes there is a problem, a third party accountant will be employed to undertake a more thorough audit.

   c) If discrepancies are found and the audit party determines that an agent has deliberately miss-declared a profit share, then the full total of profit on the transactions involved can be awarded to the other agent(s). The auditor's decision on this matter is final.

14.Sales

   a) The agent is expected to deploy enough resources to generate sales between his country and other agent countries. These resources will result in gained business and general sales leads. This flow of business will be monitored from the TRANSLOG office and any agent that does not appear to be directly involved in adequate sales activity will be advised accordingly. Failure to respond to these advises may result in action being taken by the board of TRANSLOG.

   b) If an agent believes that his sales activity with another agent is not being adequately responded to, he may request help from the TRANSLOG office where an analysis will be made followed by mediation if it is deemed to be required.

   c) The margin of profit expected from a new customer will vary from agent to agent. In all cases both the receiving agent and the sending agent must agree guide lines on profitability prior to offers being jointly made.

   d) If an agent sells some business which results in a loss, that agent is responsible for accepting that loss unless a Bi-lateral agreement between the two agents involved is in place.

15.Rates

   All AGENTS will be expected to complete the universal rates program currently being built with the following information;

   a) Net airfreight rates.
   b) Net ocean freight rates.
   c) Pre-shipment handling charges at net plus an agreed profit. These profit margins should be less than the general average in their country.
   d) Landed charges for import shipments should be at net plus an agreed profit. These profit margins should be less than the average in their country.

16.Systems

   a) Supply chain management systems
      From time to time, TRANSLOG will make available specific Supply Chain Management Systems. THE AGENT agrees to use these systems as directed in each case.

   b) Sales system
   TRANSLOG will make available a global sales system. THE AGENT agrees to use these systems as directed in each case.

   c) Operations system
   TRANSLOG will make available an operating system which THE AGENT may chose to use.

   d) Communication systems
   TRANSLOG will make available computer systems which will enable the agents to communicate more efficiently amongst themselves. THE AGENT must agree to use this system.

   e) Customised systems
   THE AGENT may request specific customised systems from TRANSLOG to enable them to gain major clients. In every case, TRANSLOG will confirm an availability date as to when this system will be made available. In certain circumstances where considerable work is involved, the agent will be asked to meet the cost of the system. In this case, the cost will not include any profits.

   f) Rates system
   TRANSLOG will make available a rates system. THE AGENT will be expected to feed this system with their rates as directed in each case.

   g) Cost of implementation
   All systems are built to be down loaded via the web. If THE AGENT wants the systems to be physically installed and in-house training given, they must accept the cost of the staff visiting.

17.Group Negotiations

   a) Statistics
   TRANSLOG will be negotiating global agreements with major carriers. The agent is expected to supply statistics and to confirm his willingness to include any of his existing international freight in any such agreement-provided that it results in a cost saving to him and the service offered by the carrier complies to the service criteria expected by THE AGENT.

   b) Exemptions
   Any exemptions to 17 a) above, should be agreed between the agent and TRANSLOG in advance of any group negotiations taking place.

18.Abandoned Cargo

   The selling agent is solely responsible for abandoned cargo.

19.Uncleared shipments

   If as a result of poor or delayed service, a consignee refuses to pay the freight charges for his cargo, the import agent must act on behalf of the export agent and collect the outstanding charges or alternatively declare the cargo abandoned. This does not prohibit the two agents from making a joint agreement to accept part of the liability.

20.Use of Corporate Logo

   a) The agent is entitled to use the corporate TRANSLOGISTICS logo after receiving written consent from TRANSLOG.

   b) In the event that an agent looses it's right to be a member of TRANSLOG, the agent must agree to cease using the logo immediately.

21.Insurance

   The agent agrees to maintain insurance policies which are deemed to be reasonable and adequate within the industry. Adequate insurance cover will vary from country to country and is included in Schedule 2.

22.Confidentiality

   a) The agent agrees that any information pertaining to another agent which may be classed as confidential is not disclosed to any other party without written consent from the other agent.

   b) The agent agrees that any information supplied by TRANSLOG will remain confidential to them during the terms of this agreement and after this agreement ceases.

   c) The provisions of this clause shall survive the termination of this agreement.

23.Termination

   a) This agreement comes into force from the agreement date and will continue indefinitely unless termination notice is given in writing three months before the end of each year from the commencement date. Or,

   b) If the agent commits any breach of the law. Or

   c) If the agent becomes insolvent. Or

   d) If the TRANSLOG board of Directors agree by a majority vote to buy-back the stock held by THE AGENT in TRANSLOG as per the TRANSLOG shareholders agreement.

24.Termination Procedure

   Upon termination for any of the above reasons, the agent must cease using the logos, systems, agents or any other intellectual property which are owned by or contracted to TRANSLOG.

25.Agent Disputes

   If any two agents have a dispute which is not covered already in this document, TRANSLOG will offer to act as a mediator. In such cases, both parties must agree to sign declarations confirming that they will abide by any decision made by TRANSLOG.

26.Legalities

   THE AGENT hereby agrees that any transaction he carries out with any other member of the TRANSLOG network will be conducted in full compliance with the laws of the countries involved at that time.

27.Records

   THE AGENT hereby agrees to keep accounts together with supporting vouchers (including without limitation, copies of suppliers invoices) and shall allow the duly elected network internal auditor to check audit and copy the same for the purpose of checking any information given.

28.No joint venture or partnership

   Nothing in this agreement shall create a partnership or joint venture between the parties hereto and save as expressly provided in this agreement neither party shall enter into or have authority to enter into any engagement or make any representation or warranty on behalf of, or pledge the credit of or otherwise bind or oblige the other party hereto.

29.Force Majeure

   Neither party shall be liable to the other for any failings to perform or delay in performance of its obligations hereunder (other than an obligation to pay monies) caused by

   a) An act of god.

   b) Outbreak of hostilities, riot, civil disturbances or act of terrorism.

   c) The act of any government or authority, including revocation of any licences or consent.

   d) Fire, explosions, floods, fog or bad weather.

   e) Default of carriers or sub-contractors.

   f) Theft, malicious damage, strike, lock-out or industrial action of any kind.

   g) Any cause or circumstances whatever beyond it's reasonable control.

30.Indemnity

   THE AGENT agrees to indemnify and defend the Directors and employees of TRANSLOG and other TRANSLOG agents against all claims, liabilities, costs, fees, fines and judgements resulting from any action taken by the agent pursuant to this agreement.

31.Representations and Warranties

   a) Authority
   The signatory of this document warrants that it has the power and authority to execute and sign this agreement and that all requisite company authorization action has been taken.

   b) Other agreements
   Each party represents and warrants to the other that its execution and performance of this agreement will not constitute a breach of violation of any other agreement, contract or covenant by which it is legally bound.

   c) Licences and permits
   The agent warrants that at all times during the course of this agreement, it will hold and maintain any valid licences or permits required in order to fulfil it's commitments.

32.Whole agreement

   This agreement supersedes any partial or interim agreements between TRANSLOG (or TLI) and THE AGENT and represents the entire agreement between the parties in relation to the matter dealt with herein. No variation of this agreement shall be valid unless it is in writing and signed by or on behalf of each of the parties.

33.Notices

   a) Any notice or other communication under or in connection with this agreement shall be in writing and shall be delivered personally or sent by courier, telex or telefax to the party due to receive the notice or communication at it's address set out in this agreement or any other address as such party may specify by notice in writing to the other party.

   b) In the absence of evidence of earlier receipt, any notice or other communication shall be deemed to have been duly given

      (i) if delivered personally when left at the address referred to in clause 33 a)
      (ii)  if sent by courier and a receipt is obtained.
      (iii) if sent by telex when the correct answer-back is received.
      (iv)  if sent by telefax on completion of it's transmission.

34.Governing law and jurisdiction

   a) This agreement is governed by, and shall be construed in accordance with English law.

   b) Each party irrevocably agrees that the courts of England shall have exclusive jurisdiction to hear and determine the suit, action or proceedings and to settle any duties which may arise out of or in connection with this agreement.

   c) Each party irrevocably waives any objections which it might at any time have to the courts of England being nominated as the forum to hear and determine any Proceedings and to settle any disputes and agrees not to claim that the courts of England are not a convenient or appropriate forum.

   d) Each party agrees that the process by which any proceedings are begun in England may be served by being delivered in accordance with clause
      33. Nothing contained in this clause shall affect the right to serve process in any other manner permitted by law.

35.Counterparts

   This agreement may be executed in any number of counterparts, each of which when executed and delivered shall be an original, but all the counterparts together shall constitute one and the same instrument.


Schedule 1.  List of exemptions as per clause 3.
Schedule 2.  List of insurance requirements as per clause 21.


SCHEDULE 1

We hereby declare our intention to continue working with the partner nominated below in the territory described.

Name of Partner                      Territory details



SCHEDULE 2

List of all insurance cover that is required to protect a partner's interest.