Form 10QSB
period 2001-06-30
TRANSPORTATION LOGISTICS INTL INC
filed 2001-08-20
CIK 1055313

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001

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

              August 20, 2001       Common Voting Stock: 20,902,500

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]


           Transportation Logistics Int'l Inc. and Subsidiaries
               Consolidated Condensed Interim Balance Sheet
                              June 30, 2001


Assets

Current Assets
 Cash and equivalents                           $   275,197
 Accounts receivable, net of allowance for
  doubtful accounts of $37,497                    1,638,928
 Prepaid expenses                                    99,492
 Net assets of discontinued operations              186,291
 Deferred income taxes                               11,270
                                                  ---------
 Total Current Assets                             2,211,178
                                                  ---------
Property and equipment, at cost, less
 accumulated depreciation                           473,723
                                                  ---------
Goodwill and customer lists, net of
 accumulated amortization                           444,542
                                                  ---------
Other Assets
 Security deposits                                   78,085
 Other assets                                        72,179
 Loans receivable - affiliates                      348,126
                                                  ---------
 Total Other Assets                                 498,390
                                                  ---------
Total Assets                                    $ 3,627,833
                                                  =========
Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable                               $ 1,542,244
 Accrued expenses                                   155,702
 Notes payable to bank                              621,905
 Income taxes payable                                21,700
 Loans payable - affiliates                         256,254
 Convertible debentures                             200,000
                                                  ---------
Total Current Liabilities                         2,797,805
                                                  ---------
Stockholders' Equity
 Common stock, no par value; 50,000,000
  shares authorized, 20,902,500 shares
  issued and outstanding                          1,647,122
 Additional paid-in capital - stock options          36,748
 Retained earnings                                 (374,420)
 Accumulated other comprehensive income               4,597
 Less: treasury stock, 235,652 shares at cost      (456,675)
 Consulting services to be provided                 (27,344)
                                                  ---------
Total Stockholders' Equity                          830,028
                                                  ---------
Total Liabilities and Stockholders' Equity      $ 3,627,833
                                                  =========



          Transportation Logistics Int'l Inc. and Subsidiaries
         Consolidated Condensed Interim Statements of Operations


                              Three Months Ended          Six Months Ended
                                   June 30,                   June 30,
                               2001       2000             2001      2000
------------------------------------------------------------------------------
Operating Revenues         $ 2,804,437 $ 4,080,315    $ 4,404,557  $ 5,897,394
Direct Operating Expenses    2,140,773   2,306,480      3,331,030    3,597,390
                             -------------------------------------------------
Gross Profit                   663,664   1,773,835      1,073,527    2,300,004
                             -------------------------------------------------
Operating Expenses
 Selling, general and
  administrative               789,866   1,838,160      1,424,429    2,248,189
 Depreciation and amortization  62,528      44,642        121,955      104,642
                             -------------------------------------------------
Total Operating Expenses       852,394   1,882,802      1,546,384    2,352,831
                             -------------------------------------------------
Operating Income (Loss)       (188,730)   (108,967)      (472,857)     (52,827)

Other Income (Expense)
 Interest expense               (7,216)        894        (23,843)      (3,447)
                             -------------------------------------------------
Total Other Income (Expense)    (7,216)        894        (23,843)      (3,447)
                             -------------------------------------------------
Income (Loss) Before Income
 Taxes                        (195,946)   (108,073)      (496,700)     (56,274)

(Provision) Benefit for
 Income Taxes                        -      40,300              -       20,300
                             -------------------------------------------------
Income (Loss) Before
 Discontinued Operations      (195,946)    (67,773)      (496,700)     (35,974)

Income (Loss) From
 Discontinued Operations of
 Subsidiary (net of tax
 effect of $43,000 and
 $22,000, respectively)              -      79,563              -       41,569
                             -------------------------------------------------
Net Income (Loss)          $  (195,946) $   11,790    $  (496,700) $     5,595
                             =================================================
Earnings Per Share
 Income from continuing
  operations               $     (0.01) $    (0.02)   $     (0.02) $     (0.01)
 Discontinued operations             -        0.02              -         0.01
                             -------------------------------------------------
 Basic and diluted earnings
  per share                $     (0.01) $     0.00    $     (0.02) $      0.00
                             =================================================
Weighted Average Number of
 Common Shares Outstanding
 Basic                      20,902,500   3,612,000     20,902,500    3,612,000
 Diluted                    20,902,500   3,612,000     20,902,500    3,612,000



             Transportation Logistics Int'l Inc. and Subsidiaries
            Consolidated Condensed Interim Statements of Cash Flows


                                                   Six Months Ended
                                                       June 30,
                                                  2001          2000
                                              ----------------------------
Cash Provided by (Used in) Operating
 Activities                                   $ (592,914)    $   594,613
                                               ---------      ----------
Cash Flows From Investing Activities
 Purchase of property and equipment              (30,720)       (119,158)
 Investments in joint ventures and subsidiaries  (35,244)        125,404
 Collection of notes receivable                  492,329               -
                                                --------        --------
Net Cash Provided by Investing Activities        426,365           6,246
                                                --------        --------
Cash Flows From Financing Activities
 Repayments of loans payable to affiliates
  and capital leases                             (44,609)         (6,888)
 Proceeds from bank loans                        164,655          35,810
 Loans to affiliates and shareholders           (100,625)       (554,553)
 Issuance of convertible debentures              200,000               -
 Issuance of common stock and options             26,709               -
                                                --------        --------
Net Cash Provided by (Used in) Financing
 Activities                                      246,130        (525,631)
                                                --------        --------
Net Increase in Cash and Equivalents              79,581          75,228

Cash and Equivalents at Beginning of Period      195,616         110,968
                                                --------        --------
Cash and Equivalents at End of Period         $  275,197     $   186,196
                                                ========        ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                                    $   23,843     $     3,447
  Income taxes                                $        -     $         -




Transportation Logistics Int'l Inc. and Subsidiaries
Notes to the Consolidated Condensed Interim Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

CONVERTIBLE DEBENTURES

On June 14,2001, the Company issued $200,000 of Convertible Debentures which bear interest at the rate of 20% per annum and are due one year from the date of issue. The Debentures are convertible into the Company's common stock at the rate of $ .75 per share prior to October 1, 2001 and include warrants to purchase 20,000 shares of Common Stock at $1.50 that expire on June 30,2003.

OPERATING SEGMENTS

The Company's operations are classified into four principal reportable segments that provide different products or services. U.S. Logistics Services, Foreign Logistics Services, Student Transportation, and Commercial Driver Leasing. Separate management of each segment is required because each business unit is subject to different marketing, and operating strategies and different geographic locations.


                     U.S.        Foreign     Student    Commercial
                   Logistics     Logistics   Transport.  Driver
                   Services      Services    Services    Leasing      Total
------------------------------------------------------------------------------
Reportable Segments Six Months Ended June 30, 2001:

External Revenue  $1,146,150   $1,157,221  $1,588,418   $  512,768  $4,404,557
                   ===========================================================
Depreciation and
 Amortization     $   12,537   $   11,909  $   89,874   $    7,635  $  121,955
                   ===========================================================
Operating Income
 (Loss)           $ (184,963)  $ (416,575) $  172,104   $  (43,423) $ (472,857)
                   ===========================================================
Assets            $  510,930   $1,095,425  $1,418,693   $  602,785  $3,627,833
                   ===========================================================
Capital
 Expenditures     $    7,026   $    7,094  $   13,457   $    3,143  $   30,720
                   ===========================================================


                     U.S.        Foreign     Student    Commercial
                   Logistics     Logistics   Transport.  Driver
                   Services      Services    Services    Leasing      Total
------------------------------------------------------------------------------
Reportable Segments Six Months Ended June 30, 2000:

External Revenue  $1,237,549   $3,168,456  $1,491,389   $        -  $5,897,394
                   ===========================================================
Depreciation and
 Amortization     $   44,642   $        -  $   60,000   $        -  $  104,642
                   ===========================================================
Operating Income
 (Loss)           $ (345,690)  $ (110,053) $  402,916   $        -  $  (52,827)
                   ===========================================================
Assets            $1,956,473   $  913,412  $1,014,134   $        -  $3,884,019
                   ===========================================================
Capital
 Expenditures     $   46,957   $        -  $   72,201   $        -  $  119,158
                   ===========================================================


ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Forward-looking Statements: No Assurances Intended

This Report contains certain forward-looking statements regarding Transportation Logistics, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause actual results to differ from the results suggested in this Report. Among the more significant risks are:

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

Our revenue through December 31, 2000 did not, however, include any significant revenue attributable to the Translogistics Network. Although intra-network operations commenced in 2000, there has been no significant revenue from Network operations to date, primarily because we were still engaged in developing a domestic U.S. presence sufficient to meet the needs of Network members. We are currently in contract negotiations with a major U.S. freight carrier with operations in most major U.S. cities which will enable us to service almost all of the U.S. requirements of the members of the Translogistics Network. We expect that our revenue by the fourth quarter of 2001 will include a substantial component of business generated by the Translogistics Network, which should propel our expected revenue growth.

The first six months of 2001 was a transition period. As a result, our financial results did not reflect the growth pattern that our Company has established. The reported operating revenues for the first six months fell by 25% from the first half of 2000, primarily because of a 66% reduction in the business of TLI (U.K.), as the efforts of that office were directed toward initiating the full world-wide operations of the Translogistics Network. Similarly, our operating expenses continue to reflect our development of the infrastructure we will need to function within the Translogistics Network, even though we are not yet realizing revenue from our participation in the Network. Network development expenses during the period exceeded $200,000, none of which was capitalized. The overall result of these situations was a reported operating loss for the first half of 2001 of $472,857, compared to the operating loss of $52,827 for the same period in 2000.

On June 4, 2001, the Company closed on the acquisition of HumanaForce Logistics, LLC with annual sales of over $13.8 million in 2000. HumanaForce Logistics, LLC adapts and installs supply chain management systems, provides personnel for material handling and distribution, provides intermodal delivery services and performs warehouse and distribution services. Goodwill and customer lists increased by $331,670 from the December 31, 2000 balances as a result of the goodwill recorded on this acquisition. The Company incurred pre-acquisition costs of over $100,000 that were included in operating expenses during the second quarter.

The combination of acquisition costs, lost TLI U.K. revenues and network development costs resulted in an operating loss for the quarter of $188,730 compared to an operating loss of $108,967 for the second quarter of 2000. However, revenues increased 75% to $2.8 million from $1.6 million and our net loss decreased by 35% from $300,754 to $195,946 in comparison with the first quarter of 2001. Thus, our actual business is growing according to our plan and we expect the reported annual results of Transportation Logistics to be significantly improved as the Company begins to realize revenues from the HumanaForce acquisition and Translogistics Network.

Liquidity and Capital Resources

The primary potential roadblock facing our plans for growth is our need for capital. We are actively seeking additional capital resources, through sale of equity or debt, and hope to increase our available capital resources in the near future. We obtained $200,000 of short-term convertible debt during the second quarter. With additional capital resources, we expect to be able to expand our international presence, and accelerate domestic transactions through our Translogistics Network. That development would have a significant positive effect on our revenue and profits.

At June 30, 2001 we had a working capital deficit of $586,627, which represents a reduction of $768,629 from our working capital balance of $182,002 at December 31, 2000. The primary reason for the reduction in our working capital was that we were required to utilize our cash and credit resources to offset the loss from operations, including the Network development costs and acquisition costs associated with HumanaForce Logistics LLC, that were expensed during the six month period. Overall, our operations consumed $592,914 in working capital that was primarily offset by $492,329 that was collected pursuant to the note we received on the sale of CDA North America.

It is important to be aware that in the 27 months of TLI's existence, the Company has expended almost $2,000,000 in network development costs and needed proprietary software - all of it expensed and not one penny capitalized.

We view the utilization of working capital that resulted from the first six months operations as an aberration caused by the transition of our operations to a Network-focused environment. In general, our operations have historically consumed little cash, having required only $20,963 in cash during 2000, and only $17,427 in cash during 1999. Therefore, we expect to be able to sustain operations for the indefinite future, despite our current working capital deficit. However, as a new entrant into the logistics industry, much of the business we obtain requires us to finance orders from our own resources. In April 2001 the Company acquired a credit facility of up to $2,000,000, based on eligible receivables to help fund a portion of our projected revenue growth.

PART II   -   OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K.

        Reports on Form 8-K:
        -------------------
         None

        Exhibits
        --------
         None




                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                         TRANSPORTATION LOGISTICS INT'L, INC.


Date: August 20, 2001    By: /s/ Michael Margolies
                         ----------------------------
                         Michael Margolies, Chairman


                         By: /s/ Ronald P. Sorci
                         ----------------------------------------
                         Ronald P. Sorci, Chief Executive Officer


                         By: /s/ Steven Frazier
                         ---------------------------------------
                         Steven Frazier, Chief Financial Officer,
                          Chief Accounting Officer