Form 10QSB
period 2001-09-30
TRANSPORTATION LOGISTICS INTL INC
filed 2001-11-19
CIK 1055313

U.S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                           Commission File No. 0-25319

                      TRANSPORTATION LOGISTICS INT'L, INC.
                ---------------------------------------------
                (Name of Small Business Issuer in its Charter)


              COLORADO                            84-1191355
  -------------------------------------------------------------------------
 (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
  incorporation or organization)

                   136 Freeway Drive, East Orange, NJ 07018
                   ----------------------------------------
                   (Address of Principal Executive Offices)

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

                        November 19, 2001
                        Common Voting Stock: 20,902,500

Transitional Small Business Disclosure Format (check one):  Yes  [X]   No  [ ]




             Transportation Logistics Int'l Inc. and Subsidiaries
                 Consolidated Condensed Interim Balance Sheet
                             September 30, 2001




   Assets

Current Assets
   Cash and equivalents                        $   86,036
   Accounts receivable, net of allowance
   for doubtful accounts of $37,497             1,895,262
   Prepaid expenses                               120,549
   Net assets of discontinued operations          186,291
   Deferred income taxes                           11,270
                                                ---------
   Total Current Assets                         2,299,408
                                                ---------

Property and equipment, at cost, less
 accumulated depreciation                         505,519

Goodwill and customer lists, net of
 accumulated amortization                         434,536

Other Assets
   Security deposits                               78,085
   Other assets                                    99,614
   Loans receivable - affiliates                  323,403
                                                ---------
   Total Other Assets                             501,102
                                                ---------
Total Assets                                   $3,740,565
                                                =========

   Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                            $1,779,024
   Accrued expenses                               237,589
   Notes payable to bank                          732,202
   Income taxes payable                            12,639
   Loans payable - affiliates                     210,662
   Convertible debentures                         200,000
                                                ---------
   Total Current Liabilities                    3,172,116
                                                ---------
Stockholders' Equity
   Common stock, no par value; 50,000,000
    shares authorized, 20,902,500 shares
    issued and outstanding                      1,647,122
   Additional paid-in capital - stock options      36,748
   Retained earnings                             (640,243)
   Accumulated other comprehensive income          (2,937)
   Less: treasury stock, 235,652 shares at cost  (456,675)
   Consulting services to be provided             (15,566)
                                                ---------
   Total Stockholders' Equity                     568,449
                                                ---------
Total Liabilities and Stockholders' Equity     $3,740,565
                                                =========





        Transportation Logistics Int'l Inc. and Subsidiaries
       Consolidated Condensed Interim Statements of Operations



                               Three Months Ended       Nine Months Ended
                                  September 30,           September 30,
                               ------------------       -----------------
                                 2001      2000           2001    2000

Operating Revenues            $4,136,884  $2,907,293   $8,541,441  $8,804,687
Direct Operating Expenses      3,351,216   2,327,181    6,682,246   5,924,571
                               ----------------------------------------------
Gross Profit                     785,668     580,112    1,859,195   2,880,116
                               ----------------------------------------------
Operating Expenses
 Selling, general and
  administrative               1,034,848     486,567    2,459,276   2,734,756
 Depreciation and amortization    65,539      29,810      187,494     134,452
                               ----------------------------------------------
Total Operating Expenses       1,100,387     516,377    2,646,770   2,869,208
                               ----------------------------------------------

Operating Income (Loss)         (314,719)     63,735     (787,575)     10,908

Other Income (Expense)
 Interest Income (Expense)        48,894      (9,604)      25,051     (13,052)
                               ----------------------------------------------
Total Other Income (Expense)      48,894      (9,604)      25,051     (13,052)
                               ----------------------------------------------

Income (Loss) Before
 Income Taxes                   (265,825)     54,131     (762,524)     (2,144)

(Provision) Benefit for
 Income Taxes                          -     (13,386)           -       6,914
                               ----------------------------------------------
Income (Loss) Before
 Discontinued Operations        (265,825)     40,745     (762,524)      4,770

Income (Loss) From
 Discontinued Operations of
 Subsidiary (net of tax effect
 of $43,000 and $22,000,
 respectively                          -     (20,785)           -      20,784
                               ----------------------------------------------
Net Income (Loss)             $ (265,825) $   19,960   $ (762,524) $   25,554
                               ==============================================

Earnings Per Share
 Income from continuing
  operations                  $    (0.01) $        -   $    (0.04) $        -
 Discontinued operations               -           -            -           -
                                ---------------------------------------------
 Basic and diluted earnings
  per share                   $    (0.01) $     0.00   $    (0.04) $     0.00
                                =============================================

Weighted Average Number of
 Common Shares Outstanding
  Basic                       20,902,500  20,000,000   20,902,500  20,000,000
  Diluted                     20,902,500  20,000,000   20,902,500  20,000,000







             Transportation Logistics Int'l Inc. and Subsidiaries
            Consolidated Condensed Interim Statements of Cash Flows



                                              Nine Months Ended
                                                September 30,
                                              2001          2000
-----------------------------------------------------------------------
Cash Provided by (Used in) Operating
 Activities                                 $ (754,484)   $ 193,048

Cash Flows From Investing Activities
 Purchase of property and equipment           (175,730)    (249,864)
 Investments in joint ventures and
  subsidiaries                                 (35,244)     (19,338)
 Collection of notes receivable                508,579            -
                                              --------      -------
 Net Cash Provided by Investing Activities     297,605     (269,202)
                                              --------      -------
Cash Flows From Financing Activities
 Repayments of loans payable to
  affiliates and capital leases                (75,902)           -
 Proceeds from bank loans                      274,952     (141,652)
 Loans to affiliates and shareholders          (78,460)     256,351
 Issuance of convertible debentures            200,000            -
 Issuance of common stock and options           26,709       37,835
                                              --------     --------
 Net Cash Provided by (Used in) Financing
  Activities                                   347,299      152,534
                                              --------     --------
Net Increase (Decrease) in Cash
 and Equivalents                              (109,580)      76,380
Cash and Equivalents at Beginning
 of Period                                     195,616      110,968
                                              --------     --------
Cash and Equivalents at End of Period       $   86,036    $ 187,348
                                              ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest                                   $   23,843    $   3,447
 Income taxes                               $        -    $       -




           Transportation Logistics Int'l Inc. and Subsidiaries
     Notes to the Consolidated Condensed Interim Financial Statements


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 . The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

CONVERTIBLE DEBENTURES

On June 14,2001, the Company issued $200,000 of Convertible Debentures which bear interest at the rate of 20% per annum and are due one year from the date of issue. The Debentures include warrants to purchase 20,000 shares of Common Stock at $1.50 that expire on June 30,2003.

OPERATING SEGMENTS

The Company's operations are classified into four principal reportable segments that provide different products or services. U.S. Logistics Services , Foreign Logistics Services, Student Transportation, and Commercial Driver Leasing. Separate management of each segment is required because each business unit is subject to different marketing, and operating strategies and different geographic locations.

                     U.S.        Foreign     Student      Commercial
                     Logistics   Logistics   Transport.   Driver
                     Services    Services    Services     Leasing       Total
-------------------------------------------------------------------------------
Reportable Segments Nine Months Ended September 30, 2001:

External Revenue     $4,368,473  $1,704,325  $1,955,875  $  512,768  $8,541,441
                      =========================================================
Depreciation and
 Amortization        $   42,413  $   12,282  $  126,746  $    6,053  $  187,494
                      =========================================================
Operating Income
 (Loss)              $ (556,713) $ (404,252) $  196,347  $  (22,956) $ (787,574)
                      =========================================================

Assets               $1,197,644  $1,173,563  $1,022,010  $  347,348  $3,740,565
                      =========================================================

Capital Expenditures $   13,809  $    5,387  $  154,913  $    1,621  $  175,730
                      =========================================================



                     U.S.        Foreign     Student      Commercial
                     Logistics   Logistics   Transport.   Driver
                     Services    Services    Services     Leasing       Total
-------------------------------------------------------------------------------
Reportable Segments Nine Months Ended September 30, 2000:

External Revenue     $2,608,996  $3,168,456  $1,722,693  $1,304,542  $8,804,687
                      =========================================================
Depreciation and
 Amortization        $   30,486  $        -  $   96,024  $    7,942  $  134,452
                      =========================================================
Operating Income
 (Loss)              $ (171,467) $ (110,053) $  327,811  $  (35,383) $   10,908
                      =========================================================

Assets               $1,951,233  $  913,412  $1,074,384  $  623,582  $4,562,611
                      =========================================================

Capital Expenditures $   46,957  $        -  $  249,864  $        -  $  296,821
                      =========================================================


ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Forward-looking Statements:

This Report contains certain forward-looking statements regarding Transportation Logistics, its business and financial prospects. These statements represent Manage ment's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause actual results to differ from the results suggested in this Report. Among the more significant risk factors are:

 1. Transportation Logistics may experience controlled growth in expanding markets due to capital needs;
 2. TLI operates in a highly competitive environment where the volume of existing contractual relationships can be of significant advantage;
 3. Potential profitability is difficult to estimate when utilizing a newly constructed systems technology platform;
 4. The company has the usual constraints in attracting key management personnel.

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

Our revenue through December 31, 2000 did not, however, include any significant revenue attributable to the Translogistics Network. Although intra-network operations commenced in 2000, there has been no significant revenue from Network operations to date, primarily because we were still engaged in developing a domestic U.S. presence sufficient to meet the needs of Network members. We are currently in contract negotiations with a major U.S. freight carrier with operations in most major U.S. cities which will enable us to service almost all of the U.S. requirements of the members of the Translogistics Network. We expect that our revenue by the first quarter of 2002 will include a substantial component of business generated by the Translogistics Network, which should propel our expected revenue growth.

The first nine months of 2001 was a transition period. As a result, our financial results did not reflect the growth pattern that our Company has established. The reported operating revenues for the first nine months were 3% less than the first nine months of 2000. Similarly, our operating expenses continue to reflect our development of the infrastructure we will need to function within the Translogistics Network, even though we are not yet realizing revenue from our participation in the Network. Network development expenses during the period exceeded $200,000, none of which was capitalized. The overall result of these situations was a reported operating loss for the nine months of 2001 of $787,574, compared to an operating profit of $10,908 for the same period in 2000.

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

The combination of acquisition costs, the start-up expenses associated with the HumanaForce Logistics, LLC acquisition, seasonality issues relative to our student transport services, lost TLI U.K. revenues and network development costs resulted in an operating loss for the quarter of $314,719 compared to an operating profit of $63,735 for the third quarter of 2000, however, revenues increased 46% to $4.1 million from $2.8 million in comparison with the second quarter of 2001. Thus, our actual business is growing according to our plan and we expect the reported annual results of Transportation Logistics to be significantly improved as the Company begins to realize revenues from the HumanaForce acquisition and Translogistics Network.


Liquidity and Capital Resources

The primary potential challenge facing our plans for growth is our need for capital. We are actively seeking additional capital resources, through sale of equity or debt, and hope to increase our available capital resources in the near future. We obtained $200,000 of short-term convertible debt during the second quarter. With additional capital resources, we expect to be able to expand our international presence, and accelerate domestic transactions through our Translogistics Network. That development would have a significant positive effect on our revenue and profits.

At September 30, 2001 we had a working capital deficit of $872,708, which represents a decrease of $1,068,324 from our working capital balance of $195,616 at December 31, 2000. The primary reason for the reduction in our working capital was that we were required to utilize our cash and credit resources to offset the loss from operations, including the Network development costs and acquisition costs associated with HumanaForce Logistics LLC, that were expensed during the nine month period. Overall, our operations consumed $754,484 in working capital that was primarily offset by $508,579 that was collected pursuant to the note we received on the sale of CDA North America.

It is important to be aware that in the 30 months of TLI's existence, the Company has expended almost $2,000,000 in network development costs and for needed proprietary software - all of it expensed and not one penny capitalized.

We view the utilization of working capital that resulted from the first nine months operations as an aberration caused by the transition of our operations to a Network-focused environment. In general, our operations have historically consumed little cash, having required only $20,963 in cash during 2000, and only $17,427 in cash during 1999. Therefore, we expect to be able to sustain operations for the indefinite future, despite our current working capital needs. However, as a new entrant into the logistics industry, much of the business we obtain requires us to finance orders from our own resources.
In April 2001 the Company acquired a credit facility of up to $2,000,000, based on eligible receivables to help fund a portion of our projected revenue growth.


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

                           TRANSPORTATION LOGISTICS INT'L, INC.


Date: November 19, 2001    By: /s/ Michael Margolies
                           -----------------------------------
                           Michael Margolies, CEO & CFO