Form 10KSB
period 2001-12-31
TRANSPORTATION LOGISTICS INTL INC
filed 2002-04-16
CIK 1055313

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          _____________________

                               FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    For the fiscal year ended December 31, 2001.

                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    For the transition period from ____________ to ___________

                        Commission File No. 0-25319

                     TRANSPORTATION LOGISTICS INT'L, INC.
            ----------------------------------------------------
           (Exact name of the Registrant as specified in Charter)

      Colorado                                           84-1191355
----------------------------------               ---------------------------
(State or other jurisdiction                      (I.R.S. Employer ID Number)
 of incorporation or organization)

                  136 Freeway Drive, East Orange, NJ 07018
                  -----------------------------------------
                  (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the issuer's revenues for its most recent fiscal year: $10,368,968.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing.

The aggregate market value of the Registrant's common stock, no par value, held by non-affiliates as of April 9, 2002 was $1,697,287.

As of April 9, 2002, the number of shares outstanding of the Registrant's common stock was 31,159,205 shares, no par value.

Transitional Small Business Disclosure Format:    Yes [ ]    No  [X]

                 DOCUMENTS INCORPORATED BY REFERENCE: None

           FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

    This Report contains certain forward-looking statements regarding Transportation Logistics, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant risks are:

    * the fact that Transportation Logistics' growth will be limited by its ability to obtain additional capital;
    * the fact that the industry in which Transportation Logistics operates is dominated by large logistics companies, against whom Transportation Logistics must compete;
    * the fact that the Transportation Logistics has recently begun to integrate a number of new logistics-related services with its established consolidation and delivery operations, and does not know yet how efficient the integration will be or whether this "full service" approach to logistics will be successful; and
    * the fact that Transportation Logistics may not be able to attract the skilled managers it will need in order to expand its opera tions efficiently.

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

                                PART 1

Item 1.  BUSINESS

Overview

    Transportation Logistics Int'l Inc. is an international transportation logistics management company. We organized our company in 1999, and have rapidly developed the full panoply of management and administrative services necessary to facilitate the movement of raw materials and finished products worldwide. At the present time, we offer our customers a menu of services that includes:

    *   freight forwarding (air, sea, rail and truck)
    *   intermodal trucking
    *   warehousing
    *   consolidation and distribution of container loads
    *   customs services
    *   information management
    *   inventory management
    *   supplier and contractor management
    *   financing
    *   personnel
    *   benefits administration.

    Our business plan looks to replace the traditional concept of "freight forwarding"as an isolated business with the newer concept of "supply chain management." This new approach to logistics implements state-of-the-art information technology to provide a total solution to each customer's logistics requirements. In developing Transportation Logistics, we have tried to combine the best of traditional logistics methods with the benefits of new technologies to create an operating environment well suited for the demand of 21st Century trade:

    * We are a non-asset-based provider - i.e. we don't own any aircraft or ships, and we are not affiliated with any airline or ocean shipping line. As a result, we are able to contract with any company we choose in the air freight industry or any company in the shipping industry, offering our customers a wide range of logistics solutions while retaining significant control over the quality of the services we provide.

    * Rather than impose top-down control over a limited group of dedicated operatives, we strive to develop worldwide networks of independent affiliates that will enable us to optimize the possible solutions to our customers' problems. We provide our network affiliates with technology and business opportunities, but we do not impose any particular management or business style on them, allowing them to function in the manner best suited to their local environments.

    * We provide our customers with network-based solutions, as contrasted with providers who offer dedicated outsourcing solutions for single elements of the supply chain. Whereas their solutions are generally asset-intensive and localized, our network-based solutions leverage common infrastructure and technology systems so that solutions are scalable, replicable, and require a minimum amount of customization.

    In each area of our operations - from international transportation logistics to domestic transportation to personnel services to financial services - we apply the same fundamental philosophy: the needs of our customers dictate the services we provide. Rather than force our customer to settle for solutions dictated by the nature of our assets, we accumulate assets that can be used to solve problems on an individualized basis. These "flexible" assets - experienced and skillful personnel, state-of-the-art technology, affiliations and relationships throughout the world - do not appear on our balance sheet, but do appear whenever a customer brings a seemingly intractable transportation problem to us. Our ability to provide a solution which is the best solution and is a total solution will be the key to the growth of our company.

International Transportation Logistics

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

    Although Transportation Logistics has been in business for only three years, we have already organized the largest independent logistics network in the world. Today, the components of our network are (1) the Transportation Logistics offices in the U.S. and the U.K., (2) our subsidiary offices in Dubai, Bangladesh, Jordan and West Africa, and (3) our network affiliates in 92 countries.

    U.S. and International Offices

    The hub of our international logistics operations is our subsidiary, Transportation Logistics Int'l (UK), Inc., which conducts operations from four locations in the U.K. Each of these locations is leased by Transportation Logistics (UK). Our U.S. operations are conducted from our executive and administrative offices in New Jersey.

                U.S. Office                   U.K. Offices
                -----------                   ------------------
                East Orange, NJ               Derby   Birmingham
                                              London  Manchester

    Transportation Logistics has also established subsidiaries in Dubai (United Arab Emirates), Jordan, Bangladesh and South Africa, as well as an office in Guinea. The advantage of these operations is that we can leverage a modest investment into a significant foreign presence. For the future, our plan is to create or acquire offices wherever necessary in order to give us a strong local presence.

    The Translogistics Network

    The largest component in our operating network are the logistics providers in 92 countries among whom we have established exclusive dealings arrangements. We call this organization the "Translogistics Network." All of our affiliates have established reputations in their local economies, and some are industry leaders in their regions. Some examples of the industry leaders who have joined our Network are:

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

    The primary advantages of using network affiliates (as opposed to owned offices or subsidiaries) are:

    * Flexibility. The Logistics Agreement can be terminated on 90 days notice, enabling the Translogistics Network to remedy any unsatisfactory relationship.

    * Cultural Appropriateness. The logistics business is a business of finesse. It often involves subtle negotiations with government staffers and business agents. Our affiliates speak the local language and practice the local customs, which gives them the local advantage.

    * Cost-Efficiency. To date, we have invested over $1.5 million in developing our affiliate network. As a result, we have prestigious representation worldwide.

    With our Translogistics Network, we can offer our customers local representation in every part of the world, and offer new members an affiliation with a worldwide power in transportation logistics. At present we have Logistics Agreements with affiliates in each of the world's major economic regions:


Middle East                  Latin America
----------------------       ---------------------------
Abu Dhabi     Lebanon        Argentina      Guatemala
Bahrain       Oman           Bolivia        Mexico
Dubai         Qatar          Brazil         Paraguay
Egypt         Saudi Arabia   Chile          Puerto Rico
Iran          Sharjah        Columbia       Uruguay
Israel        Syria          Ecuador        Venezuela
Jordan        Yemen
Kuwait

Europe                              Africa
-----------------------------       -------------------------
Belgium        Hungary              Ghana        South Africa
Bulgaria       Italy                Malawi       Tanzania
Cyprus         Netherland           Mozambique   Tunisia
Czeck Republic Poland               Namibia      Zimbabwe
Denmark        Portugal             Nigeria
Eire           Russia
Finland        Spain                Asia
France         Sweden               --------------------------
Germany        Turkey               Bangladesh    Pakistan
Greece         U.K.                 Brunei        Philippines
                                    China         Sarawak
                                    Hong Kong     Seychelles
North America                       India         Singapore
-----------------------------       Indonesia     Sri Lanka
U.S.A.        Canada                Japan         Taiwan
                                    Korea         Thailand
Australia                           Mauritius     Vietnam
-----------------------------
Australia     New Zealand

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

    Software development must be an ongoing process for any logistics provider intent on remaining at the head of the game. For that reason, Transportation Logistics has employed five programmers in Beijing and three programmers in Bangladesh to develop software for the Translogistics Network. In addition, we have made arrangements with the Department of Computer Sciences at Leeds University, and retain the Department from time to time on a per job basis to develop software. This combination of business and academia is designed to keep our operations state-of-the-art.

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

    Research and development expenses totaled $0 in 2001, $128,000 in the year 2000, and $74,500 in 1999.

    Regulation

    The international shipment of freight is a highly regulated business.
Our operations are subject to licensing and regulation by each jurisdiction in which we do business. Among the more significant regulatory environments in which we function are the following:

    * The U.S. Department of Transportation labels us an "indirect air carrier" and regulates our domestic air freight activities. Each of our subsidiaries is similarly regulated by the country where it is located.

    * Each of our offices is licensed by the International Air Transport Association as an "airfreight forwarder," and is subject to IATA regulations.

    * In the U.S., we are licensed as an "ocean transportation intermediary" by the Federal Maritime Commission. The FMC also regulates our business as a "non-vessel-owner common carrier" ("NVOCC"), and requires all NVOCCs to file tariffs electronically with the FMC.

    * The Customs Service of the U.S. Department of the Treasury licenses us as a customs broker in each U.S. customs district in which we perform customs brokerage. Our customs-related records are subject to periodic inspection by the Customs Service. Each of our subsidiaries that performs customs brokerage services is similarly licensed by its home jurisdiction and subject to similar regulation.


    This overall body of regulation imposes a considerable economic burden on our operations, as we have a number of employees devoted exclusively to complying with the paperwork requirements of these several agencies.

Domestic Transportation Services

    Intermodal Trucking

    Late in 2001 we organized Translogistics, Inc. as a subsidiary of Transportation Logistics. The business of Translogistics, Inc. is to provide intermodal trucking, primarily as a complement to our international freight services. Translogistics, Inc. also offers warehousing, consolidation and distribution services, as well as financial services (discussed below) to provide the core components of a full-service domestic logistics system. The creation of Translogistics, Inc. filled an important gap in our "door-to-door" business plan.

    Following our philosophy of avoiding commitment to fixed assets, Translogistics, Inc. subcontracts trucking services to a growing network of domestic truck haulers. The greater portion of the business of Translogistics, Inc. involve a broader logistics solution that our other subsidiaries is offering a customer. Our customer contract, therefore, is priced on a "door-to-door" basis, and our subcontract to the truck hauler is priced on a per mile basis. Our profit is generated by skilled contract management.

  At present all of the operations of Translogistics, Inc. are conducted from our offices in East Orange, New Jersey. As business expands, we contemplate that Translogistics, Inc. will open offices in five or more other U.S. cities.

    Pupil Transportation

    When Michael Margolies left U.S. Transportation Systems in 1998 and began to organize the predecessor company to Transportation Logistics, he had not yet formulated the plan to primarily engage in the business of international transportation logistics. He acquired a number of entities involved in aspects of the transportation industry, intending to winnow out the promising few as time revealed their value. What remains today from that winnowing process are the international logistics operations and a New Jersey-based school transportation business named "Pupil Transportation, Inc.," a wholly-owned subsidiary.

    Pupil Transportation commenced operations in August of 1998 by acquiring
22 contracts to provide student transportation for the Essex County (Newark, New Jersey) school system during the 1998-1999 school year. Based on its performance in that school year - not a single student pick-up missed - the relationship was expanded to 41 contracts for the 1999-2000 school year and 51 contracts for the 2000-2001 school year, as well as responsibility for mid-day school trips and after-school athletic transport. Recently Pupil Transportation expanded its fleet of buses by 20% in anticipation of increased contracts promised for the next school year.

    Operating results of Pupil Transportation for the past three years have been:

                                             Operating
                               Revenue        Income
                             --------------------------
                      2001   $ 2,688,238    $ 131,440
                      2000   $ 2,446,157    $ 303,643
                      1999   $ 1,745,153    $     973

Personnel Services

    A key component of efficient logistics operations is the availability of a skilled workforce that can be expanded and contracted to suit the ebb and flow of business. Through the group of subsidiaries in our personnel services division, Transportation Logistics offers logistics operators a full complement of personnel recruitment, management and administration services.

    HumanaForce Logistics LLC, in which we hold a controlling interest, is itself a full service domestic logistics operator, providing warehousing and distribution as well as intermodal dedicated delivery services. In addition, a major component of revenues at HumanaForce Logistics involves supplying personnel to other logistics providers, primarily for trucking and material handling jobs.

    Based on the success of the personnel services carried on by HumanaForce Logistics, we developed a subsidiary, HumanaSource Corp., which is devoted to the business of leasing full-time personnel to companies involved in transportation, warehousing and distribution. Particularly in the current uncertain national economic climate, logistics providers are hesitant to commit funds to developing the human resources infrastructure (payroll department, benefits administration, etc.) that is necessary for a company maintaining a large payroll. HumanaSource solves this problem by serving as employer of record for a pool of drivers and warehouse personnel. Logistics providers contract with HumanaSource to obtain the specific staff they require, and pay HumanaSource to carry out the necessary human resources administration.

    Closely allied with HumanaSource is our subsidiary devoted to personnel benefits, TeamOne I/C, Inc. TeamOne offers transportation owner-operators, both large and small, as well as other independent contractors a menu of benefits packages as well as settlement services and benefits administration. As with all of the Transportation Logistics' services, TeamOne serves to relieve its customers from the burden of supervising a complex and unfamiliar area of logistics operations so that they can focus on what they do best.

Financial Services

    As a complement to the logistics services it provides, our subsidiary Translogistics, Inc. also provides financial services to logistics providers. Among the services offered are receivables financing, asset-based lending, as well as billing and collection services. To date, Translogistics has entered into financial services agreements with four logistics providers, and expects dramatic growth in this area.

    Transportation Logistics intends to maximize this area of business to the extent that our resources, primarily our line of credit, will permit. Besides being in itself a profitable source of revenue, our financial services division serves as a source of growth for our other divisions. By providing these customers the financial resources and services they need in order to take advantage of business opportunities, we put them in position to utilize our other logistics and personnel services.

Employees

    The Company currently employs 269 individuals, including 16 individuals in administrative positions, 3 in sales and marketing, and 118 in fulfillment. The majority of our fulfillment employees are represented by the United Service Workers of America under a collective bargaining agreement that expires in August, 2002. We believe that our relations with our employees are good.

Item 2.  PROPERTIES

    Transportation Logistics does not own any real property. The property it leases consists of office space in various cities in the countries in which we operate. The aggregate rent paid for these leases in 2001 was $115,871.

Item 3.  LEGAL PROCEEDINGS

    In December 2001 Transportation Logistics commenced action in the United States District Court for the District of New Jersey against Columbine Financial Solutions, Inc. and Lawrence G. Alpert. The action alleges that the defendants breached a contract to purchase 1,200,000 shares of our common stock for $600,000. Since the defendants did pay a total of $214,000, $386,000 in damages are alleged. The defendants have not yet answered the complaint.

    In April 2002 Transportation Logistics commenced action in the United States District Court for the District of New Jersey against Rewico Investment Limited, a U.K. corporation, and Rewico International GMBH. The action alleges that the defendants defrauded Transportation Logistics in connection with its acquisition of the U.S. operations of Rewico in 2000. $546,000_ in damages are alleged, and rescission of the issuance of 2,487,432 shares of Transportation Logistics common stock is demanded. The defendants have not yet answered the complaint.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

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


                                                    Bid
                                               ---------------
Period:                                         High      Low

Nov. 16, 2000 - Dec.31, 2000                    $ 1.88    $ 1.03

Jan. 1, 2001 - Mar. 31, 2001                    $ 1.88    $  .34
Apr. 1, 2001 - June 30, 2001                    $  .53    $  .30
July 1, 2001 - Sep. 30, 2001                    $  .55    $  .12
Oct. 1, 2001 - Dec. 31, 2001                    $  .16    $  .01



    (b) Shareholders

    Our shareholders list contains the names of 87 registered shareholders of record. The number of beneficial shareholders who hold their shares in street name is much greater and cannot be determined at this time.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

    In its first 21 months of operations, through December 31, 2000, Transportation Logistics experienced steady growth and profitable operations, despite the fact that the Translogistics Network, which was the core of our business plan at that time, was in the development stage throughout this period and consumed $1.5 million of our resources. As we entered 2001, we expected full operation of the Translogistics Network to commence, and benefits to flow from our participation in the Translogistics Network.

    Unfortunately, our 2001 revenue does not include any significant revenue attributable to the Translogistics Network. Although intra-network operations commenced at the end of 2000, there was no significant revenue from Network operations in 2001, primarily because of our inability to establish a domestic U.S. presence sufficient to meet the needs of Network members in this country. Each of our efforts toward that end, be it opening offices or co-venturing with an established operator, was frustrated. From that frustration grew a determination to re-orient our business plan. While we still look to benefit from the Translogistics Network, our business plan now is focused on establishing Transportation Logistics as a full-service provider of logistics and logistics-related services.

    The re-orientation of our business plan during 2001 was an expensive and disruptive effort, which resulted in a net loss for the year. As we redirected resources from our core business of international logistics, the worldwide business recession was growing deeper. The combination of these circumstances led to a reduction in our foreign logistics revenues from $2,734,390 in 2000 to $2,289,505 in 2001. Happily, this $444,885 reduction in revenue had no effect on overall efficiency of our foreign operations, which produced $41,088 in operating income, only $140,939 less than in 2000.

    The services we provide to the logistics industry - our personnel services and our financial services - grew during 2001, even though substantial portions of the business, such as the entire financial services division, were only started late in the year. Revenue from these businesses totaled $5,290,941, while the operating loss from these two segments of our operations totaled $121,516. Operating income from financial services partially offset an operating loss from personnel services. However, as the marketing and contracting operations of the two divisions are closely integrated, their financial results are better understood in the aggregate. During 2002 we expect the financial services division, which was initiated late in 2001, to expand substantially.

    Revenue from Pupil Transportation grew $222,081 from 2000 to 2001.
Nevertheless, operating income fell by $172,203 to $131,440.   The reduction
was primarily attributable to adjustments made in the bookkeeping methods by which we allocate corporate overhead expenses among our several divisions. During 2002 we expect to realize the benefits of efficiencies gained in this division by upgrading our fleet in 2000, as well as the positive effects of our ongoing driver training programs. Since the summer of 2001 our insurance claims in this division have been reduced by 78%.

    Although our several divisions on an overall basis produced operating income in 2001, expenses attributable to our overall corporate operations led to a net loss for the year of $1,886,807. The major factor in this loss was the expenses attributable to our investigation, acquisition and development of our several new enterprises. During 2001 we also incurred an $802,674 expense by writing-off certain assets which were no longer useful in our new business plan. In addition, one of the ways in which we established the network of significant relationships that facilitate our business operations was by issuing common stock to consultants and other individuals and enterprises which committed to assist our development. During 2001 we recorded $446,775 in expenses attributable to the market value of that stock. During 2002 we will continue to incur such expenses as we continue to develop our business on a fast track. Our expectation, however, is that the benefits of our several new businesses will offset the expenses of their development and growth.

    Our overall gross profit margin for 2001 was 23%. This represents a fall-off from the 30% gross margin realized in 2000, but parallels the 23% gross margin we realized in 1999. The similarity to 1999 is apt, since that is the year in which we incurred the start-up costs of our core businesses. Likewise in 2001 gross margin was reduced by the start-up costs attributable to our domestic logistics division, personnel division and financial services division. Future gross margins will depend on which of our divisions comes to dominate our revenues. If international transportation logistics comes to dominate our revenue, our gross margins will more closely reflect the margins dictated by the shipping industry: 12%-18% for ocean freight and 25% for air freight, with the ratio between ocean freight and air freight dictating our overall gross margin from that division. The gross margin that we can expect from our new logistics-related services has not yet been determined, as those divisions do not have sufficient operating history to be predictive.

    Selling, general and administrative expenses of $2,666,749 during 2001 were high relative to our business plan, equaling 26% of revenue (compared with 27% of revenue in 2000). The primary reasons for high SG&A expenses in this period were expenses attributable to the acquisition of our interest in HumanaForce, expenses attributable to our efforts to increase the breadth of our service offerings, and expenses attributable to our efforts to obtain capital financing. We expect the ratio of SG&A to revenue to be smaller in the future, although our expansion efforts will likely continue to keep SG&A relatively high for most of 2002.

Liquidity and Capital Resources

    The primary roadblock facing our plans for growth is our need for capital. We are actively seeking additional capital resources, through sale of equity or debt, and hope to increase our available resources. With additional capital resources, we expect to be able to expand all of our service offerings to achieve the economies of scale that will facilitate profitability and growth.

    Our working capital deficit at December 31, 2001 totaled $440,325, a reduction of $622,327 from December 31, 2000. This situation occurred because the rapid expansion of our service offerings required substantial cash outlays. We financed these outlays primarily through liquidation of the note receivable we received in 2000 from the sale of CDA North America, Inc. and through the sale of equity in private transactions. The CDA note is now fully satisfied, so our immediate cash flow will depend primarily on our ability to control our expenses and on our ability to collect our accounts receivable. Over the past six months we have substantially reduced the payroll at our corporate headquarters and implemented other severe cost reductions, which should help in controlling cash outflows during the near term.

    Our greatest area of concentration in connection with current working capital is the slow collection of accounts receivable that is endemic to the international logistics industry. Although our revenue fell from 2000 to 2001, our accounts receivable increased by $429,881, primarily due to the slowness in collecting international receivables. At December 31, 2001 our accounts receivable exceeded our accounts payable by $430,274. This spread would provide us an effective cushion if we were able to collect our receivables at the same rate at which we are required to pay our payables. The timing of collecting international receivables, however, means that we must carefully conserve our cash by delaying payments whenever possible. These delays, in turn, if not circumspect, can lead to operating difficulties brought about by disgruntled vendors and agents. Long-term growth will require that we obtain sufficient financing that will enable us to keep our accounts payable at a reasonable level.

    At the present time the only significant credit available to us is a facility of up to $2,000,000, based on eligible receivables, which was issued by Merchant Financial Corp. At December 31, 2001 we had an outstanding balance of $483,344 due to Merchant Financial. The facility expires on June 1, 2002; however, we expect Merchant Financial to extend the term of the credit facility. The value of that credit line will depend, in large part, on the success of our efforts to improve the turnover of our receivables.

    While, as noted, our working capital position seems sufficient to sustain our operations at a modest growth rate, our business plan calls for dramatic growth. To fund that growth, we will require additional capital resources. Management, therefore, is actively engaged in exploring opportunities for equity or debt financing, to obtain the funds needed for this planned expansion.

Item 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

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

                                                                   Director
Name                      Age       Position with the Company      Since
-----------------------------------------------------------------------------
Michael Margolies         74        Chairman, Chief Executive       2000
                                     Officer, Chief Financial
                                     Officer, Secretary
James Thorpe              52        President, Director             2000
Stanley Chason            73        Director                        2001

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

    James Thorpe became the President of Avair in 1997, and President of Transportation Logistics in 1999 when we purchased Avair and changed its name to "Transportation Logistics Int'l (U.K.), Inc." Mr. Thorpe brings to Transportation Logistics over 30 years of experience in the export/import freight business. From 1992 to 1997 Mr. Thorpe was affiliated with Avandero, Ltd., which he helped to grow into one of the world's 30 largest freight forwarders. In 1986 Mr. Thorpe founded Westgate Worldwide and managed its operations until he sold it in 1992 to Dan Transport. Previously, Mr. Thorpe had been employed for 15 years by Air Express International, most recently as Regional U.K. Director.

    Stanley Chason became a director of Transportation Logistics in November 2001. From 1962 until his retirement in 1984, Mr. Chason held various positions with Gelco Corporation, a company listed on the New York Stock Exchange which is involved in all aspects of vehicle leasing. His last position with Gelco was as Executive Vice President and member of the Board of Directors. Mr. Chason was also Chairman and Chief Executive Officer of the Fleet and Management Services Division of Gelco.

Item 10.  EXECUTIVE COMPENSATION

    This table itemizes the compensation we paid to Michael Margolies, who served as our Chief Executive Officer during 2001, and to each officer whose salary and bonus for services rendered during the year ended December 31, 2001 exceeded $100,000.

                                           Long-Term
                       Compensation        Compensation:
                     Year        Salary    Shares Granted
                     ------------------  -----------------
Michael Margolies    2001      $ 250,000          0
                     2000        150,000          0
                     1999        112,500          0

Jim Thorpe           2001        130,000          0
                    2000         130,000         (1)
                    1999          97,500          0
     __________________________________________

(1) See paragraph immediately below regarding shares issued upon modification of Mr. Thorpe's Employment Agreement.

    Employment Agreement

    All of our employment arrangements with our executives are on an at will basis, except that we have a written employment agreement with our President, James Thorpe. Mr. Thorpe's Employment Agreement with Transportation Logistics
(UK) provides that he will be employed as President of Transportation Logistics (UK) until March 31, 2004, at which time Transportation Logistics
(UK) may extend the contract for an additional five year term. The Agreement calls for an annual salary of $130,000 with a 3% annual increase for any year in which the operations of Transportation Logistics (UK) are profitable. Mr. Thorpe covenants in the Agreement that he will not compete with Transportation Logistics (UK) for two years following the termination of his employment. The Agreement originally provided that Mr. Thorpe would be paid an annual bonus based on profitability of Transportation Logistics (UK). In July 2000 the covenant to pay a bonus was removed and, in lieu thereof, we issued 1,047,340 shares of Transportation Logistics stock to Mr. Thorpe.

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

    There are 31,159,205 shares of our common stock outstanding on the date of this Report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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


                            Amount and
                            Nature of
 Name and Address           Beneficial          Percentage
of Beneficial Owner(1)      Ownership(2)        of Class
-------------------------------------------------------------------------
Michael Margolies           11,834,939(3)         38.0%

James Thorpe                 1,440,093(4)          4.6%

Stanley Chason                   2,500             0.1%

All Officers and Directors
 As a Group (3 persons)     13,277,532            42.6%

Rewico Investment Limited    2,487,432             8.0%
 City House
 9, Cranbrook Road
 Ilford, Essex UK IG14EA
     ____________________________________

     (1) Except as noted, the address of all shareholders is c/o Transportation Logistics Int'l, Inc., 136 Freeway Drive, East Orange, NJ 07018
     (2)   All shares are owned of record unless otherwise indicated
     (3)   Includes 2,618,350 shares owned by the Margolies Family Trust.
           The Trustee of the Margolies Family Trust is Mr. Margolies' spouse, and the beneficiaries of the Trust are Mr. Margolies' spouse and children.
     (4) Includes 125,691 shares owned by Mr. Thorpe's spouse. Also includes 344,666 shares that Mr. Thorpe holds as nominee for certain employees of Transportation Logistics Int'l Inc. (U.K.)
           and 182,961 shares that Mr. Thorpe holds as nominee for his spouse.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The operating company which we acquired in November, 2000 was organized in March, 1999 as a New York corporation with the name "Transportation Logistics Int'l, Inc." At that time, the New York corporation entered into an agreement with Transportation Equities, Inc., pursuant to which Transportation Equities assigned to the New York corporation, in exchange for assumption of certain liabilities, all of the capital stock of Avair Freight Services (U.K.) Limited, CDA North America, Inc. and Pupil Transportation, Inc. In March,
2000 Transportation Equities assigned to the New York corporation, for nominal consideration, its rights to acquire Rewico America, Inc. Michael Margolies and the Margolies Family Trust were the principal shareholders of Transportation Equities.

    From time to time, Transportation Logistics has borrowed money from the Margolies Family Trust. The trustee of the Margolies Family Trust is the wife of our Chairman, and the beneficiaries of the Trust are his wife and children. The balance due from Transportation Logistics to the Trust at December 31, 2001 was $789,791. The loan does not bear interest. Although there is no agreement as to when the loan will be repaid, the Trust has waived payment until after 2002. Accordingly, the loan is classified as a "long-term liability" on our balance sheet.

    Since April 2001 our subsidiary, Pupil Transportation, has operated its buses from a facility which is owned by a corporation. The majority interest in the landlord-corporation is owned by Michael Margolies. During 2001 Pupil Transportation paid $40,000 in rent for the facility. We believe that the rental is equal or better to that which would be obtained in an arms-length transaction.

Item 13.  EXHIBIT LIST AND REPORTS ON FORM 8-K

    (a) Financial Statements

        Report of Independent Auditors                F-1

        Consolidated Balance Sheets                   F-2
        Consolidated Statements of Operations         F-3
        Consolidates Statements of Comprehensive
         Income                                       F-4
        Consolidated Statements of Shareholders'
         Equity                                       F-5
        Consolidated Statements of Cash Flows         F-6
        Notes to Consolidated Financial Statements    F-7

    (b) Exhibit List

3-a Articles of Amendment and Restatement of the Articles of Incorporation filed as an exhibit to the Annual Report on Form 8-K for the year ended December 31, 2000 and incorporated herein by reference.

3-b Restated By-laws - filed as an exhibit to the Current Report on Form 8-K dated November 17, 2000 and incorporated herein by reference.

10-a Employment Agreement dated March 26, 1999 between Avair Freight Services
     (UK) Ltd. and Jim Thorpe - filed as an exhibit to the Annual Report on Form 8-K for the year ended December 31, 2000 and incorporated herein by reference.

10-b 2000 Stock and Stock Option Plan - filed as an exhibit to the Quarterly
     Report on Form 10-QSB for the quarter ended September 30, 2000 and incorporated by reference herein.

10-c 2002 Stock and Stock Option Plan - filed as an exhibit to the Registration Statement on Form S-8 (333-81232) and incorporated herein by reference.

10-d 2002 Stock Incentive Plan - filed as an exhibit to the Registration
     Statement on Form S-8 (333-84750) and incorporated herein by reference.

21   Subsidiaries -   Transportation Logistics Int'l, Inc., a New York
                       corporation
                      Avair Freight Services (U.K.) Limited, a United Kingdom
                       corporation doing business as Transportation
                       Logistics (U.K.) Inc.
                      Pupil Transportation, Inc., a New Jersey corporation
                       Translogistics, Inc., a New Jersey corporation
                      HumanaSource, Inc ., a New Jersey corporation
                      HumanaForce Logistics LLC, a Maryland limited liability
                       company
                      TeamOne I/C, Inc., a New Jersey corporation.

    (c) Reports on Form 8-K

    None





                           Independent Auditors' Report

To the Board of Directors and Stockholders of Transportation Logistics Int'l Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheet of Transportation Logistics Int'l Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive income, shareholders equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan an perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transportation Logistics Int'l Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating loss raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 5, 2002

         Transportation Logistics Int'l Inc. and Subsidiaries
                         Consolidated Balance Sheet
                              December 31, 2001

    Assets

  Current Assets
   Cash and equivalents (NOTE 1)            $    23,667
   Accounts receivable, net of allowance
    for doubtful accounts of $37,497
    (NOTES 1 and 10)                          1,373,774
   Prepaid expenses                              31,733
                                              ---------
    Total Current Assets                      1,429,174
                                              ---------
  Property and equipment, at cost, less
   accumulated depreciation of $663,526
   (NOTES 1 and 3)                              398,133
                                              ---------
  Goodwill and customer lists, net of
   accumulated amortization of $16,617
   (NOTE 1)                                     104,857
                                              ---------

  Other Assets
   Security deposits                             61,500
   Other assets                                 110,388
                                              ---------
    Total Other Assets                          171,888
                                              ---------
    Total Assets                            $ 2,104,052
                                              =========

    Liabilities and Stockholders' Equity

  Current Liabilities
   Accounts payable and accrued expenses    $   943,500
   Convertible debenture (NOTE 17)              200,000
   Notes payable to bank (NOTES 1 and 14)       483,344
   Current maturities of long-term debt
    (NOTE 18)                                   205,000
   Income taxes payable (NOTES 1 and 4)           7,447
   Other current liabilities                     30,208
                                              ---------
    Total Current Liabilities                 1,869,499

   Loan payable (NOTE 15)                       789,791
                                              ---------
    Total Liabilities                         2,659,290
                                              ---------
  Commitments and Contingencies                       -

  Stockholders' Equity
   Preferred stock, $.01 par value;
    5,000,000 shares authorized, and
    0 shares issued and outstanding (NOTE 1)          -
   Common stock, no par value;
    50,000,000 shares authorized, 22,227,205
    shares issued and 20,865,000 shares
    outstanding (NOTE 1)                      2,261,292
   Additional paid-in capital - stock
    options (NOTE 5)                             36,748
   Retained earnings                         (2,341,897)
   Accumulated other comprehensive income
    (loss) (NOTE 1)                             (54,706)
   Less: treasury stock, 235,652 shares
    at cost                                    (456,675)
                                              ---------
     Total Stockholders' Equity                (555,238)
                                              ---------
     Total Liabilities and Stockholders'
      Equity                                $ 2,104,052
                                              =========



See notes to the consolidated financial statements.


      Transportation Logistics Int'l Inc. and Subsidiaries
             Consolidated Statements of Operations



                                              Year Ended December 31,
                                              ----------------------
                                                 2001        2000
                                              ----------   ---------
                                                           (Restated)
 Operating Revenues (NOTES 7 and 12)         $10,368,968   $11,711,979
 Direct Operating Expenses                     8,031,619     8,251,751
                                              ----------    ----------
 Gross Profit                                  2,337,349     3,460,228
                                              ----------    ----------
 Operating Expenses
  Selling, general and administrative          2,666,749     3,004,564
  Research and development (NOTE 1)                    -       128,000
  Depreciation and amortization (NOTE 1)         254,484       164,262
  Stock issued for consulting services           446,775             -
  Provisions for impairment to assets            802,674             -
                                               ---------     ---------
    Total Operating Expenses                   4,170,682     3,296,826
                                               ---------     ---------
  Operating Income (Loss)                     (1,833,333)      163,402
                                               ---------     ---------
  Other Income (Expense)
   Interest income                                 5,678             -
   Interest expense                              (59,152)      (22,654)
   (Loss) on sale of fixed assets                      -       (88,758)
                                               ---------     ---------
    Total Other Income (Expense)                 (53,474)     (111,412)
                                               ---------     ---------
  Income (Loss) Before Income Taxes           (1,886,807)       51,990
  (Provision) Benefit for Income Taxes                 -        (6,471)
  Income (Loss) Before Discontinued            ---------     ---------
   Operations                                 (1,886,807)       45,519

  Discontinued Operations (NOTE 7)
   Income (loss) from discontinued
    operations of subsidiary (net of tax
    effect of $0)                                      -        20,641
   Gain on disposition of subsidiary,
    net of income taxes of $11,000                     -        21,897
                                               ---------     ---------
  Net Income (Loss)                          $(1,886,807)  $    88,057
                                               =========     =========
  Earnings (Loss) Per Share (NOTE 1)
   (Loss)/Income from continuing operations  $     (0.09)  $      0.01
   Discontinued operations                             -             -
                                               ---------     ---------
   Basic and diluted earnings (loss)
    per share                                $     (0.09)  $      0.01
                                               =========     =========
  Weighted Average Number of Common Shares
   Outstanding (Restated)
   Basic                                      21,624,816     7,151,172
                                              ==========     =========
   Diluted                                    21,624,816     7,192,772
                                              ==========     =========


See notes to the consolidated financial statements.



            Transportation Logistics Int'l Inc. and Subsidiaries
               Consolidated Statements of Comprehensive Income



                                             Year Ended December 31,
                                             ----------------------
                                               2001           2000
                                            ----------     ---------
 Net (Loss) Income                          $(1,886,807)   $ 88,057
                                              ---------     -------
 Other Comprehensive Income
  Foreign Currency Translation Adjustment       (63,348)      5,187
                                              ---------     -------
 Other Comprehensive (Loss) Income Before Tax   (63,348)      5,187
 Income Tax Expense Related to Other
  Comprehensive Income                                -           -
                                              ---------     -------
 Other Comprehensive (Loss) Income Net of Tax   (63,348)      5,187
                                              ---------     -------
 Comprehensive (Loss) Income                $(1,950,155)   $ 93,244
                                              =========     =======








See notes to the consolidated financial statements.


            Transportation Logistics Int'l Inc. and Subsidiaries
               Consolidated Statement of Shareholders' Equity
                  Years Ended December 31, 2001 and 2000
                                                                                                          Additional
                                                                                  Accumulated             Paid-in
                           Preferred Stock     Common Stock                       Other                   Capital
                           -----------------  ----------------        Retained    Comprehensive  Treasury Stock
                           Shares    Amount    Shares   Amount        Earnings    Income         Stock    Options         Total
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999  2,500,000 $ 2,500     932,200 $ 958,583   $   34,224  $    3,455           -    $       -   $   998,762

Issuance of common stock
 in consideration for
 100% of common stock
 of Rewico America, Inc.           -       -   2,489,000   370,934            -           -           -            -       370,934
Issuance of common stock
 in consideration of 100%
 of TLI Bangladesh                 -       -     190,800         -            -           -           -            -             -
Issuance of common stock
 to employee                       -       -   1,048,000         -            -           -           -            -             -
Conversion of preferred
 stock to common stock    (2,500,000) (2,500) 13,100,000     2,500            -           -           -            -             -
Issuance of common stock           -       -     250,000   268,500            -           -           -            -       268,500
Issuance of common stock
 for public shell merger
 services rendered                 -       -     255,000         -            -           -           -            -             -
Acquisition of public
 shell                             -       -   2,600,000         -            -           -           -            -             -
Issuance of non-qualified
 stock options                     -       -           -         -            -           -           -       29,300        29,300
Acquisition of treasury
 stock                             -       -           -         -            -           -    (456,675)           -      (456,675)
Foreign currency translation
 adjustment                        -       -           -         -            -       5,187           -            -         5,187
Net income year ended
 December 31, 2000                 -       -           -         -       88,057           -           -            -        88,057
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000          -       -  20,865,000 1,600,517      122,281       8,642    (456,675)      29,300     1,304,065
----------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock
 for consulting services           -       -     640,000   391,775            -           -           -            -       391,775
Issuance of common stock
 for legal settlement              -       -     294,205    55,000            -           -           -            -        55,000
Issuance of common stock
 for cash                          -       -     428,000   214,000            -           -           -            -       214,000
Foreign currency translation       -       -           -         -            -     (63,348)          -            -       (63,348)
Issuance of stock warrants         -       -           -         -            -           -           -        7,448         7,448
Elimination of goodwill of
 CDA purchased by Humanaforce      -       -           -         -     (577,371)          -           -            -      (577,371)
Net loss year ended December
 31, 2001                          -       -           -         -   (1,886,807)          -           -            -    (1,886,807)
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31,2001           - $    -  $22,227,205 $2,261,292 $(2,341,897)  $ (54,706)  $(456,675)    $ 36,748   $  (555,238)
==================================================================================================================================



See notes to the consolidated financial statements.


        Transportation Logistics Int'l Inc. and Subsidiaries
                Consolidated Statements of Cash Flows

                                              Year Ended December 31,
                                              -----------------------
                                                 2001         2000
                                              ----------   ----------
                                                           (Restated)
Cash Flows From Operating Activities
 Continuing Operations
 (Loss) Income before income taxes           $(1,886,807)  $   45,519
 Provision for impairment to assets              802,674      571,000
 Stock issued for services/consulting            391,775            -
 Depreciation and amortization                   254,484      164,262
 Stock issued for legal settlement                55,000            -
 Gain on sale of fixed assets                          -       88,758
 Deferred income tax                              11,000       (6,810)
 Adjustments to Reconcile Net Income to Net Cash
  Used In Operating Activities
  (Increase) in accounts receivable             (752,881)    (949,272)
  Decrease (increase) in prepaid expenses         46,951      (63,750)
  Decrease (increase) in security deposits        16,585      (47,149)
  (Increase) in other assets                     (59,957)     (22,276)
  (Decrease) increase in accounts payable
   and accrued expenses                         (360,580)     129,685
                                               ---------     --------
  Cash (Used in) Continuing Operations        (1,481,756)     (90,033)
                                               ---------     --------
 Discontinued Operations
  Income before income taxes                           -       53,538
  Adjustments to reconcile income (loss)
   to net cash provided by (Used In)
   discontinued operations
   Decrease in net assets of discontinued
    operations                                         -       26,532
                                               ---------     --------
  Cash Provided By Discontinued Operations             -       80,070
   Increase in income taxes                            -      (11,000)
                                               ---------     --------
  Net Cash Used in Operating Activities       (1,481,756)     (20,963)
                                               ---------     --------
 Cash Flows From Investing Activities
  Purchase of property and equipment            (127,319)    (371,059)
  Acquisition of business                              -      (41,827)
  Proceeds from note receivable                  366,452            -
  Cash from Rewico acquisition                         -      125,404
                                               ---------     --------
  Net Cash Provided by (Used in) Investing
   Activities                                    239,133     (287,482)
                                               ---------     --------
 Cash Flows From Financing Activities
  Issuance of capital stock                      214,000          550
  Proceeds from issuance of convertible
   debentures                                    200,000            -
  Loan payable, net                              488,928      193,961
  Proceeds from bank loans                       231,094      315,598
  Loans to affiliates                                  -     (122,203)
                                               ---------     --------
  Net Cash Provided by Financing Activities    1,134,022      387,906
                                               ---------     --------
  Effect of exchange rate changes on cash        (63,348)       5,187
                                               ---------     --------
  Net Increase (Decrease) in Cash and
   Equivalents                                  (171,949)      84,648
  Cash and Equivalents at Beginning of Period    195,616      110,968
                                               ---------     --------
  Cash and Equivalents at End of Period      $    23,667   $  195,616
                                               =========     ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
   Interest                                  $    59,152   $   22,654
                                               =========     ========
   Income taxes                              $         -   $        -
                                               =========     ========


See notes to the consolidated financial statements.


             Transportation Logistics Int'l Inc. and Subsidiaries
                Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Organization

    Transportation Logistics Int'l, Inc. (TLI or the Company) is an international logistics management company which owns and operates several subsidiaries, each of which does business within the various facets of transportation including factoring receivables and employee leasing for logistic companies. Through its subsidiary, Pupil Transportation, Inc., student transportation services are provided.

    The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a substantial loss, and has a working capital deficit as of December 31, 2001. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise additional capital in the future; however there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

    Effective June 4, 2001, the Company entered into an operating agreement with Humanaforce Logistics, LLC and Subsidiaries. In accordance with the operating agreement the Company has a 51% interest in Humanaforce Logistics, LLC and Subsidiaries. Humanaforce Logistics, LLC purchased CDA North America, Inc. in 2000. Therefore the goodwill associated with this transaction was eliminated against retained earnings.

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

 Principles of Consolidation

    The accompanying consolidated balance sheet at December 31, 2001 includes the accounts of the Company and its wholly owned subsidiaries Transportation Logistics Int'l (UK), TLI Bangledesh, Rewico America, Inc. and Pupil Transportation, Inc. and its majority owned subsidiary Humanaforce Logistics, LLC and Subsidiaries with results of operations included for the period since the effective date of the operating agreement with Humanaforce Logistics, LLC and Subsidiaries, June 4, 2001 and from the date of inception: March 21, 2000 for Rewico and March 31, 2000 for Bangledesh. All material inter-company accounts and transactions have been eliminated.

 Property and Equipment

    Property and equipment are valued at cost. Gains and losses on disposition of property are reflected in income. Depreciation is computed using the straight-line method over three to five year estimated useful lives of the assets. Repairs and maintenance which do not extend the useful life of the related assets are expensed as incurred. Depreciation expense charged to operations in 2001 and 2000 was $246,994 and $155,642, respectively.

 Cash and Equivalents

    For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

 Goodwill

    Goodwill represents the cost of acquired businesses in excess of fair value of the related net assets at acquisition and is amortized on a straight-line basis over 10 to 15 years. Amortization expense charged to operations for 2001 and 2000 was $7,490 and $8,620, respectively.

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

 Intangible Assets

    Intangible assets are being amortized as follows:

    Goodwill            10 - 15 years
    Customer lists            5 years

 Research and Development

    Research and Development costs of $0 and $128,000 for year ended December 31, 2001 and 2000, respectively, are charged to expense as incurred.

 Financial Instruments

    The following methods and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

    Cash and Equivalents: The carrying amount approximates fair value because of the short period to maturity of the instruments.

    Accounts Receivable/Payable:  The carrying amount approximated fair value.

 Revenue Recognition

    Revenue from freight brokerage is recognized upon delivery of goods, and direct expenses associated with the cost of transportation are accrued concurrently. Revenue from driver temporary services and leasing is recognized when earned based upon standard billing rates charged by the hours worked. Factoring revenue is recognized when the service is provided. Direct expenses associated with the cost of driver leasing are accrued concurrently. Revenue from subcontracted transportation services is recognized upon completion of each trip. Direct expenses associated with the cost of transportation are accrued concurrently. Monthly provision is made for doubtful receivables, discounts, returns and allowances.

 Long-lived Assets

    In March, 1995 the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed of". SFAS 121 required that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also establishes the procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles to be held and used by an entity. Management has determined that no impairment of the respective carrying value has occurred as of December
31, 2001.

 Acquisition of Transportation Logistics Int'l (UK) Ltd.

    Effective March 26, 1999 the Company acquired all of the issued and outstanding common stock of Transportation Logistics Int'l (UK), an international freight brokerage company, through an acquisition through the issuance of 100,000 common shares (524,000 restated common shares) of TLI common stock. The total value of the acquisition was approximately $124,000 (exclusive of acquisition costs). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess (approximately $78,000) of the total acquisition cost over the recorded value of assets acquired was allocated to goodwill and is being amortized over 15 years.

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

 Acquisition of Rewico America, Inc.

    Effective March 21, 2000, the Company acquired all of the issued and outstanding common stock of Rewico America, Inc., an international freight brokerage company, through an acquisition through the issuance of 475,000 common shares (2,489,000 restated common shares) of TLI common stock. The total value of the acquisition is approximately $589,000 (exclusive of acquisition costs). The acquisition was accounted for as a purchase in accordance with Accounting Principles Board No. 16. The excess (approximately $38,500) of the acquisition cost over the recorded value of assets acquired was allocated to goodwill and is being amortized over 15 years. The accompanying balance sheet includes the assets and liabilities of Rewico America, Inc. at December 31, 2000. The Company ceased operations in 2000.

 Acquisition of TLI Bangladesh

    Effective March 31, 2000 the Company acquired all of the issued and outstanding common stock of TLI Bangladesh, and international freight brokerage company, through an acquisition through the issuance of 36,450 common shares (190,800 restated common shares) of TLI common stock. The total value of the acquisition is approximately $9,000 (exclusive of acquisition
costs).   The acquisition was accounted for as a purchase in accordance with
Accounting Principles Board Opinion No. 16. The accompanying balance sheet includes the assets and liabilities of TLI Bangladesh at December 31, 2000. The Company ceased operations in 2001.

 Advertising Costs

    Advertising costs are charged to operations when incurred. Advertising costs during the periods ended December 31, 2001 and 2000 amounted to $2,531 and $4,301, respectively.

 Foreign Currency Transactions

    In the normal course of business the Company has accounts receivable and accounts payable that are transacted in foreign currencies. The Company accounts for transaction differences, in accordance with Statement of Financial Standard No. 52, "Foreign Currency Translation", and accounts for the gains and losses in operations.

 Comprehensive Income

    For foreign operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive income
(loss) in shareholders' equity. The foreign currency translation at December 31, 2001 and 2000 was $(63,348) and $8,642, respectively.

 Earnings Per Share

    The Company computes earnings per share in accordance with Statements of Financial Accounting Standard ("SFAS") No. 128. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive.

 Network Start-up Costs

    Pursuant to Statement of Position 98-5, the Company expenses start-up costs associated with its international logistic network. The Statement of Position broadly defines start-up activities as activities related to organizing a new business, as well as one-time activities associated with opening a new facility, introducing new products or services, conducting business with a new class of customers or in a new territory, and starting a new process in an existing facility or starting a new operation. The Company is developing a network of logistics agents which agree to use each others services exclusively per agreed upon terms within specified territories around the world.


NOTE 2 - NOTES RECEIVABLE

    In 2000, the Company sold substantially all of its assets in its subsidiary, CDA North America, Inc. (CDA), (excluding certain accounts receivable) to a former stockholder. The Company received a note for $777,174 as well as 235,652 shares of common stock valued at $456,675. A portion of the note was collected in 2001 and the remainder was written off as uncollectible.


NOTE 3 - PROPERTY AND EQUIPMENT

    Property and equipment at cost, less accumulated depreciation and amortization, consists of the following:

              Furniture and fixtures               $    31,944
              Equipment                                873,321
              Leasehold improvements                   156,394
                                                     ---------
               Subtotal                              1,061,659
              Less accumulated depreciation and
               amortization                            663,526
                                                     ---------
               Total                               $   398,133
                                                     =========

NOTE 4 - INCOME TAXES

    Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. In addition deferred taxes are also recognized from operating losses that are available to offset future federal and state income taxes.

    The deferred tax assets are attributable to net operating losses.

    Deferred taxes consist of the following:


       Total deferred tax assets, non current      $  600,000
       Total valuation allowance                     (600,000)
                                                      -------
       Net deferred tax assets                     $        -
                                                      =======

    During 2001 the valuation allowance increased $600,000.

    During 2001 and 2000, a benefit (provision) for taxes was recorded as computed below:

                                                December 31,
                                           ----------------------
                                              2001        2000
                                           ---------    --------

   Current Income Tax (Expense)
     Federal                                $      -      $     -
     State                                         -            -
                                             -------      -------
   Total                                           -            -

   Deferred Tax (Expense)
     Foreign tax benefit                    $      -     $(17,471)
     Federal                                       -       11,000
     State                                         -            -
                                             -------      -------
   Total income tax (expense) benefit       $      -     $ (6,471)
                                             =======      =======

    The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense is as follows:

                                                   December 31,
                                             ------------------------
                                                2001          2000
                                             ---------      --------
   Tax at US statutory rate                     34 %            34 %
   State income taxes, net of federal benefit    6 %             6 %
   Foreign taxes                                 -             (21)%
   Other reconciling items and valuation
    allowance                                  (40)%           (19)%
                                              ------         -------
   Income tax provision                          0 %            (0)%
                                              ======         =======

    As of December 31, 2001, the Company has approximately $1,500,000 available net operating loss carryforwards which may be used to reduce Federal and State taxable income and tax liabilities in future years. The net operating loss carryforward expires in 2021.


NOTE 5 - STOCKHOLDERS' EQUITY

 Stock and Stock Option Plan

    On November 15, 2000, the Company adopted its 2000 Stock and Stock Option Plan (the "Plan"). The Plan provides that certain options to purchase the Company's common stock granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The initial plan provides for authorization of up to 2,000,000 shares. The option price per share of stock purchasable under an Incentive Stock Option shall be determined at the time of grant but shall not be less than 100% of the Fair Market Value of the stock on such date, or, in the case of a 10% Stockholder, the option price per share shall be no less than 110% of the Fair Market Value of the stock on the date an Incentive Stock Option is granted to such 10% Stockholder.

 Qualified and Non-Qualified Shares Under Option as of December 31, 2001
 -----------------------------------------------------------------------
                                                             Weighted
                                                             Average
                                                             Option
                                             Options         Price
                                           ------------    ------------
   Outstanding, January 1, 2001            $   52,000        $  1.00
   Granted during the year                    270,000           1.75
   Canceled during the year                  (127,000)         (1.45)
   Exercised during the year                        -              -
                                              -------           ----
   Outstanding, December 31, 2001          $  195,000        $  1.75
                                              -------           ----
   Eligible for exercise, end of year      $        -        $     -
                                              -------           ----

    At December 31, 2001, the weighted average exercise price was $1.75 per share and the remaining contractual life was 9 years 1 month.

    At December 31, 2001, there were 1,805,000 shares reserved for future grants.

    The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for its stock option plan. An alternative method of accounting for stock options is SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and this compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company's stock option plan been determined as prescribed by SFAS 123, there would have been no effect on the proforma income statements for 2001 and 2000.

    For stock transactions with other than employees, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". Accordingly, compensation expense of $7,448 and $29,301 has been recognized for stock options and warrants during 2001 and 2000, respectively.

    The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2001 and 2000: dividend yield of 0% and 0%; expected volatility of 242.4% and 105.05%, risk-free interest rate of 4.5% per annum and expected lives of 10 and 5 years, respectively.


NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

 Affiliates Loans

    From time to time the Company has advanced loans to several of its affiliates. At December 31, 2000, these loans amounted to $247,501 and have no stated interest rate and no specific repayment terms. At December 31, 2001, these were written off as uncollectible.

    Effective April 2001, the Company rents its student transportation service facilities from a corporation owned in majority by the Chairman of the Board. Rent is on a month to month lease. Rent was $40,000 for 2001.


NOTE 7 - DISCONTINUED OPERATIONS

    During 2000, the Company adopted a formal plan to sell CDA. The sale took place in 2000.

    Net sales of CDA during the year ended December 31, 2000 were $1,833,673. This amount is not included in the 2000 net sales in the accompanying consolidated statement of operations.

    The sale has been separately classified in the accompanying consolidated income statement as Income from Discontinued Operations.


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


NOTE 9 - OPERATING LEASE COMMITMENTS

 Leases

    The Company leases land, buildings and equipment under agreements that expire in various years through March 2005. Rental expense under operating leases was $139,140 and $117,753 for the years then ended December 31, 2001 and 2000, respectively.

    The table following is a schedule of future minimum lease payments due under non-cancelable leases as of December 31, 2000:


           Year Ending December 31,
                              2002      $  70,084
                              2003         52,088
                              2004         54,172
                              2005         18,292
                                          -------
                                        $ 194,636
                                          =======


NOTE 10 - CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of non-interest bearing cash deposit and accounts receivable.

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

    The Company grants credit to customers substantially all of whom are located in the United States and United Kingdom. The Company has two major customers' in the Pupil Transportation subsidiary which account for 22% of consolidated sales in 2001 and 21% in 2000. Sales to these customers were $2,688,238 and $2,446,157 for 2001 and 2000, respectively. Accounts receivable from these customers totaled approximately $204,000 at December 31, 2001.

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


NOTE 11 - PENSION PLANS

    Transportation Logistics Int'l (UK) Ltd. sponsors a defined contribution pension plan for all management employees. Contributions are 5% of salaries. Contributions to the plan for 2001 and 2000 was $2,960 and $2,839, respectively.


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


    Segmental Data

    Reportable Segments Year Ended December 31, 2001


                        US          Foreign     Student         Employee
                        Logistics   Logistics   Transportation  Leasing     Factoring
                        Services    Services    Services        Services    Services       Total
                        ----------------------------------------------------------------------------
External Revenue       $   100,284  $2,289,505  $2,688,238     $ 6,130,079  $ 2,526,383  $13,734,489
Intersegment Revenues            -           -           -      (1,502,311)  (1,863,210)  (3,365,521)
                         ---------------------------------------------------------------------------
Total Revenues         $   100,284  $2,289,505  $2,688,238     $ 4,627,768  $   663,173  $10,368,968
                         ===========================================================================
Depreciation and
 Amortization          $    90,451  $        -  $  145,954     $    18,079  $         -  $   254,484
                         ===========================================================================
Operating Income (Loss)$(1,937,819) $   41,088  $  131,440     $  (193,154) $    71,638  $(1,886,807)
                         ===========================================================================
Assets                 $   595,337  $      919  $  613,645     $   344,730  $   549,421  $ 2,104,052
                         ===========================================================================
Capital Expenditures   $         -  $    5,907  $   88,523     $    52,718  $         -  $   135,334
                         ===========================================================================



NOTE 12 - OPERATING SEGMENTS

    Reportable Segments Year Ended December 31, 2000

                         US          Foreign     Student
                         Logistic    Logistic    Transportation
                         Services    Services    Services         Total
                        ----------------------------------------------------
External Revenue        $5,952,994   $3,729,810  $2,446,157      $12,128,961
Intersegment Revenues            -     (416,982)          -         (416,982)
                         ---------------------------------------------------
Total Revenues          $5,952,994   $3,312,828  $2,446,157      $11,711,979
                         ===================================================
Depreciation and
 Amortization           $      496   $   20,447  $  143,319      $   164,262
                         ===================================================
Operating Income (Loss) $ (322,268)  $  182,027  $  303,643      $   163,402
                         ===================================================
Assets                  $2,365,825   $  366,617  $  671,471      $ 3,403,913
                         ===================================================
Capital Expenditures    $  146,224   $        -  $  224,835      $   371,059
                         ===================================================

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


NOTE 13 - NON CASH INVESTING AND FINANCING ACTIVITIES

    In 2001, the Company issued 640,000 shares of common stock for consulting services valued at $391,775.

    In 2001, the Company issued 294,205 shares of common stock to settle a legal issue valued at $55,000.

    The Company acquired 235,652 treasury shares for assets transferred amounting to $456,675 in 2000.


NOTE 14 - NOTES PAYABLE TO BANK

    The Company has the following short-term notes payable:

    Note Payable to Bank - the Company has a line of credit of
     2,000,000  with interest at prime plus 4% due June 1, 2002, secured by Company assets and the personal guarantee of the
     Company's Chairman.  The borrowing shall not exceed 60% of eligible accounts receivable.  The Company is in default of
     the covenants.                                               $483,344
                                                                   -------
                                                                  $483,344
                                                                   =======


NOTE 15 - LOAN PAYABLE

    The loan payable of $789,791 is from a family trust, of which the wife of the chairman of the Company is the trustee. The loan is unsecured with no specific repayment terms and will not be repaid until after 2002.


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


NOTE 17 - CONVERTIBLE DEBENTURES

    On June 14, 2001, the Company issued a convertible debenture for $200,000 which bears interest at the rate of 20% per annum and is due one year from the date of issue. In accordance with the agreement the debenture is convertible into common stock of the Company at a conversion rate of $.75 from the date of issuance through September 30, 2001. The conversion period has been extended. In addition, the debenture includes warrants to purchase 20,000 shares of common stock at $1.50 that expire on June 30, 2003.


NOTE 18 - LONG TERM DEBT

    The Company had a line of credit due April 1, 2002. The loan was converted into a term loan with principal payments of $20,000 per month plus interest at prime plus 1.5%, secured by the personal guarantee of
the Chairman.                                            $ 205,000
                                                           =======


NOTE 19 - NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the type of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company plans to adopt both of these new standards though its impact expected on future financial statements is not known of reasonably estimable.




                              SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Transportation Logistics Int'l, Inc.


                                    By: /s/ Michael Margolies
                                    ------------------------------------------
                                    Michael Margolies, Chief Executive Officer


    In accordance with the Exchange Act, this Report has been signed below on April 15, 2002 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael Margolies         Chief Executive Officer, Chief Financial Officer,
---------------------         Chief Accounting Officer
Michael Margolies


---------------------         Director
Jim Thorpe

/s/ Stanley Chason            Director
------------------
Stanley Chason