Form 10QSB
period 2002-03-31
TRANSPORTATION LOGISTICS INTL INC
filed 2002-05-20
CIK 1055313

U. S. Securities and Exchange Commission
			   Washington, D. C. 20549

				 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from _____ to _____

			  Commission File No. 0-25319

		      TRANSPORTATION LOGISTICS INT'L, INC.
		 -------------------------------------------
		(Name of Small Business Issuer in its Charter)

	      COLORADO                                   84-1191355
 -------------------------------           -----------------------------------
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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
			May 20, 2002
			Common Voting Stock: 30,218,338


Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No  [X]



PART 1 - FINANCIAL INFORMATION

	      Transportation Logistics Int'l Inc. and Subsidiaries
		 Consolidated Condensed Interim Balance Sheet
				 March 31, 2002


Assets

Current Assets
 Cash and equivalents                         $          -
 Accounts receivable, net of allowance for
  doubtful accounts of $37,497                   1,278,221
 Prepaid expenses                                   46,087
						 ---------
    Total Current Assets                         1,324,308
						 ---------
Property and equipment, at cost, less
 accumulated depreciation                          304,194
						 ---------
Goodwill and customer lists, net of
 accumulated amortization                          102,711
						 ---------
Other Assets
 Security deposits                                  61,500
 Other assets                                      208,807
						 ---------
    Total Other Assets                             270,307
						 ---------
Total Assets                                  $  2,001,520
						 =========

Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses        $    918,218
 Convertible Debenture                             200,000
 Notes payable to bank                             413,002
 Current maturities of long-term debt              145,000
						 ---------
    Total Current Liabilities                    1,683,666

Loan payable                                       789,791
						 ---------
Total Liabilities                                2,473,457
						 ---------
Stockholders Equity
 Common stock, no par value; 50,000,000
  shares authorized, 31,159,205 shares issued
  and outstanding                                3,007,892
 Additional paid-in capital - stock options         36,748
 Retained earnings                              (2,283,516)
 Accumulated other comprehensive income            (54,706)
 Less:  treasury stock, 235,652 shares at cost    (456,675)
 Consulting services to be provided               (721,680)
						 ---------
    Total Stockholders' Equity                    (471,937)
						 ---------
Total Liabilities and Stockholders' Equity    $  2,001,520
						 =========


See notes to condensed consolidated financial statements.


	   Transportation Logistics Int'l Inc. and Subsidiaries
	  Consolidated Condensed Interim Statements of Operations




					       Three Months Ended
						    March 31,
						 2002       2001
					      ---------------------
Operating Revenues                          $ 3,533,480  $ 1,600,120

Direct Operating Expenses                     2,496,468    1,190,257
					      ---------    ---------
Gross Profit                                  1,037,012      409,863

Operating Expenses
 Selling, general and administrative            848,174      634,562
 Stock issued for consulting services            24 920            -
 Depreciation and amortization                   58,272       59,427
					      ---------    ---------
Total Operating Expenses                        931,366      693,989
					      ---------    ---------

Operating Income (Loss)                         105,646     (284,126)

Other Income (Expense)
 Interest expense                               (11,985)     (16,628)
					      ---------    ---------
Total Other Income (Expense)                    (11,985)     (16,628)
					      ---------    ---------
Income (Loss) Before Income Taxes                93,661     (300,754)

(Provision) Benefit for Income Taxes                  -            -
					      ---------    ---------
Income (Loss) Before Minority Interest           93,661     (300,754)

Minority Interest                               (35,280)           -
					      ---------    ---------
Net Income (Loss)                           $    58,381  $  (300,754)
					      =========    =========
Earnings Per Share
 Income from continuing operations          $         -  $     (0.01)
 Discontinued operations                              -            -
					      ---------    ---------
 Basic and diluted earnings per share       $         -  $     (0.01)
					      =========    =========

Weighted Average Number of Common Shares
 Outstanding
  Basic                                      25,412,881   20,902,500
  Diluted                                    25,412,881   20,902,500



See notes to condensed consolidated financial statements.


	     Transportation Logistics Int'l Inc. and Subsidiaries
	    Consolidated Condensed Interim Statements of Cash Flows



						  Three Months Ended
						       March 31,
						  2002          2001
						  ------------------
Cash Provided by (Used in) Operating Activities  $ 106,675   $(233,497)

Cash Flows From Investing Activities
 Purchase of property and equipment                      -     (51,408)
 Collection of notes receivable                          -     408,383
						   -------     -------
Net Cash Provided by Investing Activities                -     356,975
						   -------     -------
Cash Flows From Financing Activities
 Loan payable, net                                (130,342)    127,834
 Proceeds from bank loans                                -     110,626
 Loans to affiliates                                     -    (117,630)
						   -------     -------
Net Cash Provided by (Used in) Financing
 Activities                                       (130,342)    120,830
						   -------     -------
Net Increase (Decrease) in Cash and Equivalents    (23,667)    244,308
Cash and Equivalents at Beginning of Period         23,667     195,616
						   -------     -------
Cash and Equivalents at End of Period            $       -   $ 439,924
						   =======     =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                                       $  11,985   $  16,628
						   =======     =======
  Income taxes                                   $       -   $       -
						   =======     =======


See notes to condensed consolidated financial statements.


	   Transportation Logistics Int'l Inc. and Subsidiaries
     Notes to the Consolidated Condensed Interim Financial Statements


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.


STOCK ISSUED FOR CONSULTING SERVICES

During the first quarter of 2002 the Company issued 7,730,000 shares of common stock in consideration of commitments from the recipients to provide consulting services. The terms of the consulting agreements vary from two to five years. The market value of the common stock on the date of issuance will be recorded as an expense - "stock issued for consulting services" over the term of each consulting agreement.


SUBSEQUENT EVENT - SALE OF TLI(U.K.)

On April 19, 2002 the Company sold all of the capital stock of its subsidiary, Transportation Logistics Int'l (UK) Ltd. ("TLI(U.K.)"). TLI(U.K.) was sold to four individuals, including James Thorpe, who had been a member of the Board of Directors and President of the Company. Mr. Thorpe resigned from those positions on April 19, 2002. The purchase price given by the purchasers consisted of (a) $35,000 to be paid between November 2002 and April 2003 and
(b) 940,867 shares of the Company's common stock, which were surrendered by Mr. Thorpe. As part of the transaction, TLI(U.K.) and the purchasers agreed that if within the next two years they participate in the Translogistics Network or in any similar cooperative global network of logistics providers, then 50% of the profits they derive from the network during the next five years will be paid to the Company.


OPERATING SEGMENTS

The Company's operations are classified into five principal reportable segments that provide different products or services: U.S. Logistics Services, Foreign Logistics Services, Student transportation, Employee leasing service, and financial services. Separate management of each segment is required because each business unit is subject to different marketing and operating strategies and different geographic locations.

Reportable Segments Three Months Ended March 31, 2002


			      US         Foreign   Student        Employee
			      Logistics  Logistics Transportation Leasing    Financial
			      Services   Services  Services       Services   Services    Total
--------------------------------------------------------------------------------------------------

External Revenue              $  27,807  $858,842  $773,620      $1,227,554  $  645,657 $3,533,480
			      ====================================================================

Depreciation and Amortization $       -  $      -  $ 25,400      $   10,208  $   22,664 $   58,272
			      ====================================================================

Operating Income (Loss)       $ (19,024) $ 27,148  $ 35,055      $   36,709  $   25,758 $  105,646
			      ====================================================================

Assets                        $  22,001  $    919  $607,140      $  342.281  $1,029,179 $2,001,520
			      ====================================================================

Capital Expenditures          $       -  $      -  $      -      $        -  $        - $        -
			      ====================================================================





Reportable Segments Three Months Ended March 31, 2001

			U.S.         Foreign    Student
			Logistics    Logistics  Transportation
			Services     Services   Services       Total
-------------------------------------------------------------------------
External Revenue        $  355,162   $ 494,851  $ 750,107      $1,600,120
			=================================================
Depreciation and
 Amortization           $   22,684   $       -  $  36,764      $   59,448
			=================================================

Operating Income (Loss) $ (303,585)  $(174,437) $ 193,897      $ (284,125)
			=================================================

Assets                  $2,513,017   $ 849,548  $ 608,539      $3,971,104
			=================================================

Capital Expenditures    $   51,408   $       -  $       -      $   51,408
			=================================================




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

Results of Operations

During 2001 we reoriented our business plan, moving away from a dominant focus on international logistics operations and moving towards the establishment of Transportation Logistics as a full-service provider of logistics and logistic-related services. In the first quarter of 2002 we experienced the first benefits of that reorientation, as we achieved a return to profitability. Subsequent to the end of the quarter we sold TLI(U.K.), the subsidiary which is devoted to international logistics, thus finalizing the reorientation of our business.

In addition to the influence of our new business plan, the decision to sell TLI(U.K.) was spurred by the dramatic fall-off in the business of that company. During 2001, as a result of the worldwide business recession and other factors, revenue from our foreign logistics operations fell to $2,289,505 from $2,734,390 in 2000. In the first quarter of 2002, revenue from this segment increased to $858,842 (compared to $494,851 in the first quarter of 2001), but the operations were still only marginally profitable, yielding operating income of $27,148. Based on these results and the continuing distress in the world, it became apparent that the subsidiary would not in the near term contribute to the growth of Transportation Logistics. For that reason the decision was made to sell TLI (U.K.) to its managers in the U.K.

The services we provide to the logistics industry - our personnel services and our financial services - continued to grow during the first quarter of 2002.
Revenue from these businesses totaled $1,873,211.   The personnel services
division generated operating income of $36,709 during the recent quarter, and the financial services division generated operating income of $25,758 during
the recent quarter.   During 2002 we expect both of these divisions to expand
substantially, particularly the financial services division, which was initiated late in 2001. The expansion of these operations should enable them to make a more significant contribution to our overall profitability, as they gain the benefits of economies of scale.

Revenue from Pupil Transportation were 3% greater in the first quarter of 2002 than in the first quarter of 2001, reflecting the increased number of contracts being serviced. At the same time, operating income at Pupil Transportation (before the allocation of corporate overhead) increased by 6%. The improvement in profitability is primarily the result of efficiencies gained in this division by upgrading our fleet, as well as the positive effects of our ongoing driver training programs. Since the summer of 2001 our insurance claims in this division have been reduced by 78%. The reported operating income for this segment was $35,055, as compared to operating income of $193,897 reported for the first quarter of 2001. The reduction reflects our new policy regarding allocation of corporate overhead among our subsidiaries.

Our operating divisions, in aggregate, produced $289,571 in operating income for the first quarter of 2002, before the allocation of corporate overhead. That operating income was offset, however, by $195,910 in expenses attributable to the operations of the corporate parent. These expenses primarily relate to corporate management, including the professional fees that are attendant to being a public company. In addition, one of the ways in which we established the network of significant relationships that facilitate our business operations was by issuing common stock to consultants and other individuals and enterprises which committed to assist our development. During the first quarter of 2002 we recorded $24,920 in expenses attributable to the market value of that stock. Our expectation is that these non-cash expenses will be offset by future cash benefits arising from the relationships we are developing.

Our overall gross profit margin for the first quarter of 2002 was 29%. This represents an improvement from the 26% margin realized in the first quarter of 2001. The improvement is attributable to the fact that in the beginning of 2001 our revenues were primarily transportation revenues, and our gross margins were dictated by the shipping industry: 12%-18% for ocean freight
and 25% for air freight   Our revenues in the first quarter of 2002 were
primarily from our logistics-related services (personnel and finance).   The
range within which we can expect the gross margin from our new logistics-related services has not yet been determined, as those divisions do not have sufficient operating history to be predictive. Our goal, however, is to continue to achieve the margin reported for the first quarter of this year.

Selling, general and administrative expenses of $873,094 (including stock issued for consulting services) during the first quarter of 2002 represented 25% of revenue, compared to a ratio of 40% in the first quarter of 2001. This dramatic improvement occurred primarily because we have made a concerted effort to increase the efficiency of our overall operations. In addition, S,G&A expenses in 2001 included costs attributable to our efforts to acquire and develop the several subsidiaries which comprise our personnel and financial services divisions.

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

Our operations produced positive cash of $106,675 during the first quarter of 2002. The entirety of that sum, and more, was used to satisfy outstanding debts. As a result, our working capital deficit at March 31, 2002 totaled $359,358, an improvement of $80,967 compared with the working capital deficit on $440,325 at December 31, 2001. While the existence of a working capital deficit remains a impediment to our growth, our ability to whittle away at it in this manner is evidence of our ability to sustain operations until we achieve positive working capital.

At the present time the only significant credit available to us is a facility of up to $2,000,000, based on eligible receivables, which was issued by Merchant Financial Corp. At March 31, 2002 we had an outstanding balance of $413,002 due to Merchant Financial. The facility expires on June 1, 2002; however, we expect Merchant Financial to extend the term of the credit facility.

Our working capital position is sufficient to sustain our present operations and to fuel a modest growth rate. Our business plan, however, calls for dramatic growth. To fund that growth, we will require additional capital resources. Management, therefore, is actively engaged in exploring opportunities for equity or debt financing, to obtain the funds needed for this planned expansion.

PART II   -   OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K.

	Reports on Form 8-K.
	None

	Exhibits.
	None

				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

			TRANSPORTATION LOGISTICS INT'L, INC.


Date: May 20, 2002      By: /s/ Michael Margolies
			-----------------------------------
			Michael Margolies, Chief Executive Officer,
			 Chief Financial Officer, Chief Accounting Officer