Form 10QSB
period 2002-06-30
TRANSPORTATION LOGISTICS INTL INC
filed 2002-08-20
CIK 1055313

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     For the quarterly period ended June 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     For the transition period from _____ to _____


                        Commission File No. 0-25319

                    TRANSPORTATION LOGISTICS INT'L, INC.
                --------------------------------------------
               (Name of Small Business Issuer in its Charter)


         COLORADO                                     84-1191355
  -----------------------------------------------------------------------
  (State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
  incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                          August 19, 2002
                          Common Voting Stock: 41,159,205


Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]



PART 1 - FINANCIAL INFORMATION

           Transportation Logistics Int'l Inc. and Subsidiaries
               Consolidated Condensed Interim Balance Sheet
                               June 30, 2002

Assets

Current Assets
 Cash and equivalents                         $          -
 Accounts receivable, net of allowance
  for doubtful accounts of $87,497               1,360,103
 Prepaid expenses                                   60,101
 Note receivable                                    35,000
                                                ----------
Total Current Assets                             1,455,204
                                                ----------
Property and equipment, at cost, less
 accumulated depreciation                          316,835

Goodwill and customer lists, net of
 accumulated amortization                           17,221
Other Assets
 Note receivable                                   386,000
 Security deposits                                  61,500
 Other assets                                      141,169
                                                ----------
Total Other Assets                                 588,669
                                                ----------
Total Assets                                   $ 2,377,929
                                                 =========

Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses         $ 1,066,075
 Convertible debenture                             200,000
 Notes payable to bank                             545,028
 Current maturities of long term debt               85,000
 Income taxes payable                                7,446
                                                 ---------
Total Current Liabilities                        1,903,549


Loan payable                                       789,791
Minority interest payable                           77,656
                                                 ---------
 Total Liabilities                               2,770,996

Stockholders' Equity
 Common stock, no par value;
 50,000,000 shares authorized,
 41,159,205 shares issued and outstanding        3,607,892
Additional paid-in capital - stock options          36,748
Retained earnings                               (2,219,410)
Accumulated other comprehensive income                   -
Less:  treasury stock, 1,176,519 shares at cost   (522,537)
Consulting services to be provided              (1,295,760)
                                                 ---------
Total Stockholders' Equity                        (393,067)
                                                 ---------
Total Liabilities and Stockholders' Equity     $ 2,377,929
                                                 =========




           Transportation Logistics Int'l Inc. and Subsidiaries
          Consolidated Condensed Interim Statements of Operations


                                      Three Months             Six Months
                                         Ended                   Ended
                                        June 30,                June 30,
                                   2002        2001        2002         2001
-------------------------------------------------------------------------------
Operating Revenues              $2,646,849  $2,804,437   $6,180,329  $4,404,557

Direct Operating Expenses        1,710,178   2,140,773    4,206,646   3,331,030
                                 ----------------------------------------------
Gross Profit                       936,671     663,664    1,973,683   1,073,527

Operating Expenses
 Selling, general and
  administrative                   731,810     789,866    1,579,984   1,424,429
 Depreciation and amortization      60,268      62,528      118,540     121,955
 Stock issued for consulting
  services                          25,920           -       50,840           -
                                 ----------------------------------------------
Total Operating Expenses           817,998     852,394    1,749,364   1,546,384
                                 ----------------------------------------------
Operating Income (Loss)            118,673    (188,730)     224,319    (472,857)

Other Income (Expense)
 Interest expense                  (12,191)     (7,216)     (24,176)    (23,843)
                                 ----------------------------------------------
Total Other Income (Expense)       (12,191)     (7,216)     (24,176)    (23,843)
                                 ----------------------------------------------

Income (Loss) Before Income Taxes  106,482    (195,946)     200,143    (496,700)

(Provision) Benefit for Income
 Taxes                                   -           -            -           -
                                 ----------------------------------------------
Income (Loss) Before Minority
 Interest                          106,482    (195,946)     200,143    (496,700)

Minority Interest                  (42,376)          -      (77,656)          -
                                 ----------------------------------------------
Net Income (Loss)               $   64,106  $ (195,946)  $  122,487  $ (496,700)
                                 ==============================================
Earnings Per Share
 Income from continuing
  operations                    $     0.01  $    (0.01)  $     0.01  $    (0.02)
 Discontinued operations                 -           -            -           -
 Basic and diluted earnings       ---------------------------------------------
  per share                     $     0.01  $    (0.01)  $     0.01  $    (0.02)
                                  =============================================

Weighted Average Number of
 Common Shares Outstanding
  Basic                         34,714,761  20,902,500   30,063,281  20,902,500
                                ===============================================

  Diluted                       34,714,761  20,902,500   30,063,281  20,902,500
                                ===============================================




               Transportation Logistics Int'l Inc. and Subsidiaries
              Consolidated Condensed Interim Statements of Cash Flows


                                                 Six Months Ended
                                                      June 30,
                                                2002            2001
                                               ----------------------

Cash Provided by (Used in) Operating
 Activities                                  $  95,558      $ (592,914)

Cash Flows From Investing Activities
 Purchase of property and equipment            (37,242)        (30,720)
 Investments in joint ventures and
  subsidiaries                                       -         (35,244)
 Collection of notes receivable                      -         492,329
                                              --------       ---------
     Net Cash Provided by (Used in) Investing
      Activities                               (37,242)        426,365
                                              --------       ---------
Cash Flows From Financing Activities
 Repayments of loans payable to affiliates
  and capital leases                                 -         (44,609)
 Proceeds from bank loans                       61,684         164,655
 Repayment of long-term debt                  (120,000)              -
 Loans to affiliates and shareholders                -        (100,625)
 Issuance of convertible debentures                  -         200,000
 Issuance of common stock and options                -          26,709
                                              --------       ---------
     Net Cash Provided by (Used in) Financing
      Activities                               (58,316)        246,130
                                              --------       ---------
Net Increase (Decrease) in Cash and
 Equivalents                                   (23,667)         79,581
Cash and Equivalents at Beginning of Period     23,667         195,616
                                              --------       ---------
Cash and Equivalents at End of Period       $        -      $  275,197
                                              ========       =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                                  $   24,196      $   23,843
                                             =========       =========
  Income taxes                              $        -      $        -
                                             =========       =========




           Transportation Logistics Int'l Inc. and Subsidiaries
     Notes to the Consolidated Condensed Interim Financial Statements


BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

STOCK ISSUED FOR CONSULTING SERVICES

     During the first quarter of 2002 the Company issued 7,730,000 shares of common stock in consideration of commitments from the recipients to provide consulting services. The terms of the consulting agreements vary from two to five years. The market value of the common stock on the date of issuance will be recorded as an expense - "stock issued for consulting services" - over the term of each consulting agreement.

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

ACQUISITION OF XCALIBUR XPRESS INC.

     On May 23, 2002 the Company acquired all of the capital stock of Xcalibur Xpress Inc. Xcalibur Xpress is based in Charleston, South Carolina. It performs intermodal trucking and delivery, warehousing and third party logistics for its clients. The capital stock of Xcalibur Xpress was acquired by the Company in exchange for (1) the Company's undertaking to provide financial services to Xcalibur Xpress and (2) the agreement by the Company to forebear immediate collection of $200,000 owed by Xcalibur Xpress to the Company.

RESTRICTED STOCK GRANT PROGRAM

     On May 28, 2002 the Company granted 10,000,000 shares of its common stock to Michael Margolies, its Chief Executive Officer, pursuant to the Company's Restricted Stock Grant Program (the "Program"). The grant represented the
entirety of the 10,000,000 shares included in the Program.   The shares issued
under the Program are subject to the following restrictions:

1. After this fiscal year and each of the following four fiscal years (2002 through 2006) one-fifth of the shares granted (the "At-Risk Shares") will be forfeited if the Company's' revenue during the year does not exceed the following thresholds:

            2002   - $  4,000,000
            2003   - $  6,000,000
            2004   - $  8,000,000
            2005   - $ 10,000,000
            2006   - $ 12,000,000

2. All of the restricted shares shall be forfeited if Mr. Margolies' employment by the Company terminates prior to the date the restrictions lapse.

3. The shares granted under the Program cannot be sold, assigned, pledged, transferred or hypothecated in any manner, by operation of law or otherwise, other than by writ or the laws of descent and distribution, and shall not be subject to execution, attachment or similar process. These restrictions will lapse with respect to any At-Risk Shares that are not forfeited as described above. In addition, the restrictions will lapse with respect to all unforfeited shares if in any year the Company's revenue exceeds $12,000,000.

4. The restrictions shall also lapse as to all restricted shares on the first to occur of (i) the termination of Mr. Margolies' employment with the Company by reason of his disability, (ii) Mr. Margolies' death, (iii) termination of Mr. Margolies'employment by the Company without good reason, or (iv) a change of control of the Company. The Program defines "Change of Control" as an acquisition by a person or group of more than 50% of the Company's outstanding shares, a transfer of the Company's property to an entity of which the Company does not own at least 50%, or the election of directors constituting a majority of the Board who have not been approved by the existing Board.

OPERATING SEGMENTS

     The Company's operations are classified into five principal reportable segments that provide different products or services: U.S. Logistics Services, Foreign Logistics Services, Student Transportation, Employee Leasing Services, and Financial Services. Separate management of each segment is required because each business unit is subject to different marketing and operating strategies and different geographic locations.



Segmental Data

             Reportable Segments Six Months Ended June 30, 2002
                                      Student
                    US       Foreign  Transpor-  Employee
                  Logistics  Logistic  tation    Leasing    Financial
                  Services   Services Services   Services   Services     Total
--------------------------------------------------------------------------------
External Revenue $ 89,352  $ 858,842 $1,614,057 $2,137,333 $1,480,745 $6,180,329
                  ==============================================================
Depreciation and
 Amortization    $      -  $       - $   50,800 $   20,417 $   47,323 $  118,540
                  ==============================================================
Operating Income
 (Loss)          $(17,981) $  27,148 $   46,871 $  158,462 $    9,819 $  224,319
                  ==============================================================
Assets           $  3,404  $       - $  610,893 $  243,779 $1,519,853 $2,377,929
                  ==============================================================
Capital
 Expenditures    $      -  $       - $   37,242 $        - $        - $   37,242
                  ==============================================================



                Reportable Segments Six Months Ended June 30, 2001

                                             Student
                      US        Foreign      Transpor-   Employee
                    Logistics   Logistic      tation     Leasing
                    Services    Services     Services    Services      Total
-------------------------------------------------------------------------------
External Revenue  $ 1,146,150  $ 1,157,221  $ 1,588,418  $ 512,768  $ 4,404,557
                    ===========================================================
Depreciation and
 Amortization     $    12,537  $    11,909  $    89,874  $   7,635  $   121,955
                    ===========================================================
Operating Income
 (Loss)           $ (184,963)  $  (416,525) $   172,104  $ (43,473) $  (472,857)
                    ===========================================================

Assets            $  510,930   $10,951,425  $ 1,418,693  $ 602,781  $13,483,829
                    ===========================================================
Capital
 Expenditures     $    7,026   $     7,014  $    13,457  $   3,143  $    30,640
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

Results of Operations

     During 2001 we reoriented our business plan, moving away from a dominant focus on international logistics operations and moving towards the establishment of Transportation Logistics as a full-service provider of logistics and logistics-related services. Subsequent to the end of the year we sold TLI(U.K.), the subsidiary which was devoted to international logistics, thus finalizing the reorientation of our business. In the first six months of 2002 we experienced the first benefits of that reorientation, as we achieved a return to profitability.

     The services we provide to the logistics industry - our personnel services and our financial services - continued to grow during the first half of 2002. Revenue from these businesses totaled $3,618,078. The personnel services division generated operating income of $158,462 during the first six months of 2002, and the financial services division generated operating income of $9,819 during the same period. In the second half of 2002 we expect both of these divisions to expand substantially, particularly the financial services division, which was initiated late in 2001. The expansion of these operations should enable them to make a more significant contribution to our overall profitability, as they gain the benefits of economies of scale.

     Revenue from Pupil Transportation were 2% greater in the first half of 2002 than in the first half of 2001, reflecting the increased number of contracts being serviced. At the same time, operating income at Pupil Transportation decreased by 8%. The reduction reflects primarily our new policy regarding allocation of corporate overhead among our subsidiaries.

     All of our operating divisions, therefore, produced operating income during the first six months of 2002. That operating income was offset, however, by expenses attributable to the operations of the corporate parent. These expenses primarily relate to corporate management, including the professional fees that are attendant to being a public company. In addition, one of the ways in which we established the network of significant relationships that facilitate our business operations was by issuing common stock to consultants and other individuals and enterprises which committed to assist our development. During the first half of 2002 we recorded $50,840 in expenses attributable to the market value of that stock. Our expectation is that these non-cash expenses will be offset by future cash benefits arising from the relationships we are developing.

     Our overall gross profit margin for the first six months of 2002 was 32% (29% in the first quarter of 2002 and 35% in the second quarter). This represents an improvement from the 24% margin realized in the first half of 2001. The improvement is attributable to the fact that in the beginning of 2001 our revenues were primarily transportation revenues, and our gross margins were dictated by the shipping industry: 12%-18% for ocean freight and 25% for air freight. Our revenues in the first half of 2002 were primarily from our
logistics-related services (personnel and finance).   The range within which
we can expect the gross margin from our new logistics-related services has not yet been determined, as those divisions do not have sufficient operating history to be predictive. Our goal, however, is to continue to achieve the margin reported for the second quarter of this year.

     Selling, general and administrative expenses of $1,630,824 (including stock issued for consulting services) during the first six months of 2002 represented 26% of revenue, compared to a ratio of 32% in the first six months of 2001. This improvement occurred primarily because we have made a concerted effort to increase the efficiency of our overall operations. In addition, S,G&A expenses in 2001 included costs attributable to our efforts to acquire and develop the several subsidiaries which comprise our personnel and financial services divisions.


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


     Our operations produced positive cash of $95,558 during the first six months of 2002. The majority of that sum was used to satisfy outstanding debts. As a result, our working capital deficit at June 30, 2002 totaled $448,345, a decline of $8,020 compared with the working capital deficit on $440,325 at December 31, 2001. While the existence of a working capital deficit remains a impediment to our growth, our ability to stabilize it in this manner is evidence of our ability to sustain operations until we achieve positive working capital.

     At the present time the only significant credit available to us is a facility of up to $2,000,000, based on eligible receivables, which was issued by Merchant Financial Corp. At June 30, 2002 we had an outstanding balance of $545,028 due to Merchant Financial. The facility expires in March 2003.

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

Items 1/3.    Legal Proceedings/Defaults in Senior Securities

     Michael Seeley, the holder of a Convertible Debenture issued by the Company in the principal amount of $200,000, has commenced action in the District Court for the City and County of Denver, State of Colorado, against the Company. The action alleges that the Company has defaulted in payment of the principal and $40,000 in interest accrued on the debenture.

Item 6.      Exhibits and reports on Form 8-K.

             Reports on Form 8-K.

             Report dated April 19, 2002 concerning the sale of TLI (UK). Report dated May 23, 2002 concerning the acquisition of Xcalibur
              Xpress Inc.

Exhibits.    None



                       SIGNATURES AND CERTIFICATION

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

     The undersigned officer certifies that this Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act or 1934, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                               TRANSPORTATION LOGISTICS INT'L, INC.


Date: August 19, 2002		By: /s/ Michael Margolies
                                -----------------------------------
                                Michael Margolies, Chief Executive Officer,
                                 Chief Financial Officer,
                                 Chief Accounting Officer