Form 10QSB
period 2002-09-30
TRANSPORTATION LOGISTICS INTL INC
filed 2002-11-18
CIK 1055313

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                         Commission File No. 0-25319

                     TRANSPORTATION LOGISTICS INT'L, INC.
                --------------------------------------------
               (Name of Small Business Issuer in its Charter)


        Colorado                                       84-1191355
  ------------------------------------------------------------------------
 (State or Other Jurisdiction of               (I.R.S. Employer I.D. No.)
  incorporation or organization)

                  136 Freeway Drive East, East Orange, NJ 07018
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                            November 18, 2002
                     Common Voting Stock: 42,409,205


Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                        PART 1 - FINANCIAL INFORMATION

              Transportation Logistics Int'l Inc. and Subsidiaries
                  Consolidated Condensed Interim Balance Sheet
                              September 30, 2002


     Assets
Current Assets
 Cash and equivalents                                  $         -
 Accounts receivable, net of allowance for
  doubtful accounts of $87,497                           1,568,055
 Prepaid expenses                                           23,136
 Notes receivable                                           35,000
                                                         ---------
     Total Current Assets                                1,626,191
                                                         ---------

Property and equipment, at cost, less accumulated
 depreciation                                              364,374

Goodwill and customer lists, net of accumulated
 amortization                                              541,304

Other Assets
 Notes receivable                                          386,000
 Security deposits                                          61,500
 Other assets                                               56,911
                                                         ---------
     Total Other Assets                                    504,411
                                                         ---------
     Total Assets                                      $ 3,036,280
                                                         =========

     Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and accrued expenses                 $ 1,049,936
 Convertible debenture                                     200,000
 Notes payable to bank                                     648,247
 Current maturities of long term debt                      442,577
 Income taxes payable                                        7,446
                                                         ---------
     Total Current Liabilities                           2,348,206
                                                         ---------

 Loan payable                                              932,891
 Minority interest payable                                 146,208
                                                         ---------
     Total Liabilities                                   3,427,305

Stockholders' Equity
 Common stock, no par value;
  50,000,000 shares authorized,
  42,409,205 shares issued and outstanding               3,657,892
 Additional paid-in capital - stock options                 36,748
 Retained earnings                                      (2,293,288)
 Less:  treasury stock, 235,652 shares at cost            (522,537)
 Consulting services to be provided                     (1,269,840)
                                                         ---------
     Total Stockholders' Equity                           (391,025)
                                                         ---------
     Total Liabilities and Stockholders' Equity        $ 3,036,280
                                                         =========

          Transportation Logistics Int'l Inc. and Subsidiaries
         Consolidated Condensed Interim Statements of Operations



                                Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                2002          2001      2002         2001
----------------------------------------------------------------------------
Operating Revenues            $2,891,642  $4,136,884  $9,071,971  $8,541,441

Direct Operating Expenses      1,807,873   3,351,216   6,014,519   6,682,246
                               ---------------------------------------------
Gross Profit                   1,083,769     785,668   3,057,452   1,859,195
                               ---------------------------------------------
Operating Expenses
 Selling, general and
  administrative               1,016,747   1,034,848   2,596,731   2,459,276
 Depreciation and amortization 33,260 65,539 151,800 187,494 Stock issued for consulting
  services                        25,080           -      75,920           -
                               ---------------------------------------------
Total Operating Expenses       1,075,087   1,100,387   2,824,451   2,646,770
                               ---------------------------------------------

Operating Income (Loss)            8,682    (314,719)    233,001    (787,575)

Other Income (Expense)
 Interest expense                (14,009)          -     (38,185)          -
 Interest income                       -      48,894           -      25,051
                               ---------------------------------------------
Total Other Income (Expense)     (14,009)     48,894     (38,185)     25,051
                               ---------------------------------------------
Income (Loss) Before Income
 Taxes                            (5,327)   (265,825)    194,816    (762,524)


Provision for Income Taxes             -           -           -           -
                               ---------------------------------------------
Income (Loss) Before Minority
 Interest                         (5,327)   (265,825)    194,816    (762,524)

Minority Interest                (68,552)          -    (146,208)          -
                               ---------------------------------------------
Net Income (Loss)             $  (73,879) $ (265,825) $   48,608  $ (762,524)
                               =============================================

Earnings Per Share
 Basic and diluted earnings
  (loss) per share            $        -  $     (.01) $        -  $     (.04)
                               =============================================
Weighted Average Number of
 Common Shares Outstanding:
 Basic and Diluted            41,409,205  20,902,500  34,002,686  20,902,500
                              ==============================================

           Transportation Logistics Int'l Inc. and Subsidiaries
          Consolidated Condensed Interim Statements of Cash Flows



                                           Nine Months Ended
                                             September 30,
                                         ----------------------
                                           2002           2001
                                         --------       --------
Cash Used in Operating Activities       $  79,471     $ (754,484)
                                         --------       --------
Cash Flows From Investing Activities
 Purchase of property and equipment      (118,041)      (175,730)
 Collection of notes receivable                 -        508,579
 Investments in joint ventures
  and subsidiaries                              -        (35,244)
                                         --------      ---------
Net Cash Provided by (Used in)
  Investing Activities                   (118,041)       297,605
                                         --------      ---------
Cash Flows From Financing Activities
 Issuance of convertible debentures             -        200,000
 Proceeds from bank loans                 164,903        274,952
 Issuance of common stock and options           -         26,709
 Repayments of loans payable to
  affiliates and capital leases                 -        (75,902)
 Loans to affiliates and shareholders           -        (78,460)
 Repayment of long-term debt             (150,000)             -
                                         --------       --------
 Net Cash Provided by Financing
  Activities                               14,903        347,299
                                         --------       --------

Net (Decrease) in Cash and Equivalents    (23,667)      (109,580)

Cash and Equivalents at Beginning
 of Period                                 23,667        195,616
                                         --------        -------
Cash and Equivalents at End of Period   $       -      $  86,036
                                         ========        =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid during the year for:
     Interest                           $  38,185      $  23,843
     Income taxes                       $       -      $       -

        Transportation Logistics Int'l Inc. and Subsidiaries
   Notes to the Consolidated Condensed Interim Financial Statements


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10- K for the year ended December 31, 2001.

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

        Segmental Data

        Reportable Segments Nine Months Ended September 30, 2002


                                       Student
                  US        Foreign    Trans-      Employee
                  Logistics Logistic   portation   Leasing   Financial
                  Services  Services   Services    Services  Services   Total
-----------------------------------------------------------------------------------

External Revenue $1,796,810 $ 858,842 $ 1,873,119 $3,857,071 $  686,129  $9,071,971
                  =================================================================

Depreciation and
 Amortization    $        - $       - $    76,200 $   28,277 $   47,323  $  151,800
                  =================================================================

Operating Income
 (Loss)          $ (103,297)$  27,148 $    12,390 $  298,385 $   (1,625) $  233,001
                  =================================================================

Assets           $  892,372 $       - $   441,181 $  223,775 $1,478,952  $3,036,280
                  =================================================================

Capital
 Expenditures    $        - $       - $   118,041 $        - $        -  $  118,041
                  =================================================================





        Reportable Segments Nine Months Ended September 30, 2002



                                        Student
                  US         Foreign    Trans-      Employee
                  Logistics  Logistic   portation   Leasing
                  Services   Services   Services    Services    Total
------------------------------------------------------------------------
External Revenue $4,368,473  $1,704,325 $1,955,875 $  512,768 $8,541,441
                 =======================================================
Depreciation and
 Amortization    $   42,413  $   12,282 $  126,746 $    6,053 $  187,494
                 =======================================================
Operating Income
 (Loss)          $ (556,713) $ (404,252)$  196,347 $  (22,956)$ (787,574)
                 =======================================================

Assets           $1,197,644  $1,173,563 $1,022,010 $  347,348 $3,740,565
                 =======================================================
Capital
 Expenditures    $   13,809  $    5,387 $  154,913 $    1,621 $  175,730
                 =======================================================

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

Results of Operations

During 2001 we reoriented our business plan, moving away from a dominant focus on international logistics operations and moving towards the establish ment of Transportation Logistics as a provider of domestic logistics services. Subsequent to the end of the year we sold TLI(U.K.), the subsidiary which was devoted to international logistics, thus finalizing the reorientation of our business. To replace that lost revenue stream, in May 2002 we acquired Xcalibur Xpress, Inc., an intermodal trucking company. Then in the third quarter of 2002 we further streamlined our operations by reducing our involve ment in employee leasing and financial services. As a result of all these transformations, in the first nine months of 2002 we have achieved a return to profitability.

During the third quarter of 2002 management re-evaluated our involvement in providing services to the logistics industry - specifically personnel services and financial services. Although these operations had grown during the first half of 2002, they required continuing capital commitments that were not justified by the returns we were experiencing. Particularly in light of our limited capital resources, the decision was made to reduce both of those segments of our operations. The results of those operations remain consolidated with our operating statements for the first nine months of 2002, as we continue to unwind our involvement in those businesses. We expect that at year-end they will be re-categorized as discontinued operations.

Our acquisition of Xcalibur Xpress contributed $1,707,458 to our revenue for the third quarter of 2002. These operations were based in Charleston, South Carolina when we acquired them, and were capital-intensive. Since the June 2002 acquisition we have consolidated the management operations of Xcalibur Xpress in our corporate headquarters in New Jersey. We have also disposed of all of the rolling stock previously leased by Xcalibur Xpress, and reoriented its business to an exclusive reliance on agency relationships. The intermodal trucking business of Xcalibur Xpress is now carried out by a five person staff. By pursuing this low-overhead business model, we hope to achieve significant growth and profits despite our lack of capital resources.

Revenue from Pupil Transportation were 39% lower in the third quarter of 2002 than in the third quarter of 2001. The reduction in revenue resulted from our loss of several large contracts to competitive bidding. During the same periods, income from the busing division fell from a gain of $24,243 during the third quarter of 2001 to a net loss of $34,481 during the third quarter of 2002. The reversal was a result, in part, of the reduction in revenue during the same period and a result, in part, of our new policy regarding allocation of corporate overhead among our subsidiaries.

Our operating divisions produced operating income during the first nine months of 2002. That operating income was partially offset, however, by expenses attributable to the operations of the corporate parent. These expenses primarily relate to corporate management, including the professional fees that are attendant to being a public company. In addition, one of the ways in which we established the network of significant relationships that facilitate our business operations was by issuing common stock to consultants and other individuals and enterprises which committed to assist our develop ment. During the first nine months of 2002 we recorded $75,920 in expenses attributable to the market value of that stock. Our expectation is that these non-cash expenses will be offset by future cash benefits arising from the relationships we are developing.

Our overall gross profit margin for the quarter ended September 30, 2002 was 37%, compared to 19% in the quarter ended September 30, 2001. For the nine month periods, the gross margin was 34% in 2002 compared to 22% in 2001. The improvement is attributable to the fact that in the beginning of 2001 our revenues were primarily international transportation revenues, and our gross margins were dictated by the shipping industry: 12%-18% for ocean freight and
25% for air freight   Our revenues in 2002 have been from domestic logistics-
related services, and in the third quarter arose primarily from intermodal trucking. The range within which we can expect the gross margin from current businesses has not yet been determined, as those divisions do not have sufficient operating history to be predictive. Our goal, however, is to continue to achieve the margin reported for the third quarter of this year.


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

Our operations produced positive cash of $79,471 during the first nine months of 2002. An amount in excess of that sum, however, was used to acquire property and equipment. In the meantime, we reduced our long-term debt by $150,000 while increasing our short-term bank debt by $164,903. As a result, our working capital deficit at September 30, 2002 totaled $722,015, a weakening of our capital position by $281,690 compared with the working capital deficit on $440,325 at December 31, 2001. As noted, above, management is seeking to stem this outflow of working capital by adopting a business model that requires only limited capital investments. The situation, however, will continue to restrict our ability to grow our businesses until we achieve growth in working capital.

At the present time the only significant credit available to us is a facility of up to $2,000,000, based on eligible receivables, which was issued by Merchant Financial Corp. At September 30, 2002 we had an outstanding balance of $648,247 due to Merchant Financial. The facility expires in March 2003.

Our working capital position is insufficient to fund a significant growth rate. To fund growth, we will require additional capital resources. Management, therefore, is actively engaged in exploring opportunities for equity or debt financing, to obtain the funds needed for this planned expansion.

ITEM 3.  CONTROLS AND PROCEDURES

Michael Margolies, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Margolies performed his evaluation.


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


                              TRANSPORTATION LOGISTICS INT'L, INC.


Date: November 18, 2002       By: /s/ Michael Margolies
                              -------------------------
                              Michael Margolies, Chief
                              Executive Officer, Chief
                              Financial Officer, Chief
                              Accounting Officer


                          CERTIFICATION

I, Michael Margolies, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of Transportation Logistics Int'l, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002           /s/ Michael Margolies
                                   ----------------------------------
                                   Michael Margolies, Chief Executive
                                   Officer and Chief Financial Officer