Form 10KSB
period 2002-12-31
TRANSPORTATION LOGISTICS INTL INC
filed 2003-05-15
CIK 1055313

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the fiscal year ended December 31, 2002.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ____________ to ___________

                         Commission File No. 0-25319

                     TRANSPORTATION LOGISTICS INT'L, INC.
            ----------------------------------------------------
           (Exact name of the Registrant as specified in Charter)

          Colorado                                      84-1191355
  --------------------------------------------------------------------------
  (State or other jurisdiction               (I.R.S. Employer ID Number)
   of incorporation or organization)

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

                           Yes  [X]            No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the issuer's revenues for its most recent fiscal year: $3,620,897.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing.

The aggregate market value of the Registrant's common stock, no par value, held by non-affiliates as of May 10 2003 was $216,820.

As of May 10, 2003, the number of shares outstanding of the Registrant's common stock was 41,548,338 shares, no par value.

Transitional Small Business Disclosure Format:    Yes [ ]   No  [X]

                DOCUMENTS INCORPORATED BY REFERENCE: None

          FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

    This Report contains certain forward-looking statements regarding Transportation Logistics, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant risks are:

     * the fact that Transportation Logistics requires additional capital to sustain its operations through the next year;
     * the fact that Transportation Logistics' growth will be limited by its ability to obtain additional capital; and
     * the fact that the industry in which Transportation Logistics operates is dominated by large logistics companies, against whom Transportation Logistics must compete.

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

                                    PART 1

Item 1.  BUSINESS

    Transportation Logistics Int'l Inc. is a transportation logistics management company. We organized our company in 1999, and since then have been involved in offering a wide variety of services necessary to facilitate the movement of raw materials and finished products worldwide. The core philosophy that unites our transportation ventures into a unified business plan is the minimization of our commitment to fixed assets.

    At the present time, our major operating subsidiary is Xcalibur
Xpress, Inc., whose business consists primarily of the delivery of international containerized materiel. After goods arrive at a port, our services are used to be deliver the goods to their consignee, either directly from the port of debarkation or from a railroad head where the goods has been transferred after landing. Similarly, our customers use our intermodal services to transport products manufactured in the U.S. from the factory to a port for shipment to its designated foreign country.

    Our intermodal trucking services are performed by Xcalibur Agents located in various cities. The Agents operate under our name, using our insurance and our U.S. Federal Department of Transportation authority. The Agents' business, however, is their own: they hire, fire, dispatch, set their own prices, and perform all operating functions independent of Xcalibur.

    Xcalibur does the actual billing to customers under the Xcalibur name, sets all credit limits, and is responsible for all collection efforts.
Each Agent is paid a fixed percentage weekly of their gross billings (averaging 86%), with a charge back for credits of any kind issued to customers, in addition to unpaid invoices that have aged over 90 days. Xcalibur is also responsible for approving all drivers, supervising a stringent safety program, insuring all general liability, equipment and cargo, and performing a myriad of other back-office functions.

    Our principal markets today consist of the six cities where we have an Agent. They are Newark, NJ, Chicago, IL, Charleston, SC, Savannah, GA, Charlotte, NC, and Jacksonville, FL. We plan to add six more agents in 2003 and ten additional Agents in 2004.

    We market our services through three very simple methods:

          - Agents who join us bring with them their own "book of business," which usually is between one to two million dollars in sales revenue.

          - Xcalibur has developed its own loyal customer following (e.g Weyerhauser Paper) who await our signing an Agent in a new terminal city. They then consign their needs in that city to our Agent, thus enhancing the Agent's revenue and 86% advance, and of course adding to Xcalibur's gross, which results in a good percentage flowing to our bottom line.

          - The international shipping industry is dominated by 40 to 45 companies, each of them doing more than one billion dollars in annual revenue. They all know of us and our capabilities.

    In sales revenue, we are limited first by the number of cities in which we have representation, then by the limitation of equipment controlled by the Agent in that city, and finally by cash flow requirements, primarily the expense outlays for at least eight weeks until a customer pays for the first weeks work we performed.

Employees

    The Company currently employs six individuals, all of whom, other than our Chief Executive Officer, are involved in the business of Xcalibur Xpress. We believe that our relations with our employees are good.




Item 2.  PROPERTIES

    Transportation Logistics does not own any real property. Its offices and the offices of Xcalibur Xpress are located at the Company's headquarters in East Orange, which we lease on an at will basis.

Item 3.  LEGAL PROCEEDINGS

    In December 2001 Transportation Logistics commenced action in the United States District Court for the District of New Jersey against Columbine Financial Solutions, Inc. and Lawrence G. Alpert. The action alleges that the defendants breached a contract to purchase 1,200,000 shares of our common stock for $600,000. Since the defendants did pay a total of $214,000, $386,000 in damages are alleged. The defendants have not yet answered the complaint and we have petitioned for a default judgment.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

  Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol "TRPL" The following table sets forth the bid prices quoted for our common stock on the OTC Bulletin Board during the last two years.


                                      Bid

Period:                           High    Low
----------------------------------------------
Jan. 1, 2001 - Mar. 31, 2001     $ 1.88  $ .34
Apr. 1, 2001 - June 30, 2001     $  .53  $ .30
July 1, 2001 - Sep. 30, 2001     $  .55  $ .12
Oct. 1, 2001 - Dec. 31, 2001     $  .16  $ .01

Jan. 1, 2002 - Mar. 31, 2002     $  .22  $ .06
Apr. 1, 2002 - June 30, 2002     $  .13  $ .05
July 1, 2002 - Sep. 30, 2002     $  .06  $ .02
Oct. 1, 2002 - Dec. 31, 2002     $  .04  $ .01


  (b) Shareholders

    Our shareholders list contains the names of 99 registered shareholders of record. The number of beneficial shareholders who hold their shares in street name is much greater and cannot be determined at this time.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

    During 2002, the Company discontinued all of the businesses in which it had been engaged at the beginning of the year:

        - We sold Transportation Logistics (U.K.) to the individuals from whom we had originally acquired it. They gave us a promissory note for $35,000, 940,867 shares of Transportation Logistics common stock, and a promise to pay us 50% of any profits they realize from operating a global network.

        - We surrendered our interest in HumanaForce Logistics LLC, which had provided personnel services to the transportation industry.

        - We ceased the operations of Pupil Transportation, Inc. after that subsidiary lost its principal contract to a larger competitor.

        - We terminated the operations of our financial services division, as we lacked the capital needed to fund its ongoing operations.

    Because these businesses have been discontinued, we have restated our financial results for 2001. As restated, our 2001 statement of operations shows no revenue for 2001, and a loss attributable to the discontinued operations.

    In May 2002 we acquired Xcalibur Xpress, Inc., which is now our only operating business. Our financial statements reflect the results of operations of Xcalibur Xpress from May 2002 through the end of the year. Note 18 to the financial statements contains a pro forma summary of our results of operations during 2001 and 2002 if Xcalibur Xpress had been acquired on January 1, 2001 and our other operations had been terminated on that date.

    In the seven months after we acquired Xcalibur Xpress, it contributed $3,620,807 in revenue. Because our operations involve little personnel and virtually no hard assets, we realized a gross margin of 35% from that revenue. The gross profit was not sufficient to offset all of the expenses of operating our public company for the year. However, if the non-cash expense of $302,700 that we incurred as a result of issuance of stock to consultants is eliminated, our operating loss would be only $58,186.

    Because of the efficiency of the operations of Xcalibur Xpress, we believe that it can be the foundation for rebuilding Transportation Logistics. Our success in that regard will depend, however, on our ability to satisfy the liabilities that remain from our earlier efforts to expand.

Liquidity and Capital Resources

    The primary roadblock facing our plans for growth is our need for capital. We are actively seeking additional capital resources, through sale of equity or debt, and hope to increase our available resources. With additional capital resources, we expect to be able to expand the operations of Xcalibur Xpress and to initiate complementary businesses that will permit us to achieve the economies of scale that will facilitate profitability and growth.

    Our working capital deficit at December 31, 2002 totaled $24,556, a significant reduction from the deficit of $440,325 with which we started 2002. The improvement occurred as we discontinued the operations which were responsible for the earlier working capital shortfall.

    Although our working capital deficit is not great, our cash flow remains insufficient to satisfy the requirements of our existing liabilities. For this reason we require additional capital resources. Management, therefore, is actively engaged in exploring opportunities for equity or debt financing, to obtain the funds needed to sustain our operations through the coming year.

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

                                                             Director
Name                  Age      Position with the Company     Since
---------------------------------------------------------------------------
Michael Margolies      75      Chairman, Chief Executive     2000
                                Officer, Chief Financial
                                Officer,  Secretary
Stanley Chason         74      Director                      2001




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

Item 10. EXECUTIVE COMPENSATION

     This table itemizes the compensation we paid to Michael Margolies, who served as our Chief Executive Officer during 2002. There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2002 exceeded $100,000.


                           Compensation
                           Year  Salary             Stock Grant
                           ---------------------------------------
Michael Margolies.......   2002   $       0               (1)
                           2001           0
                           2000           0

________________________

(1) Mr. Margolies received a restricted stock grant of 10,000,000 shares during 2002. The terms of the grant are described below.

Restricted Stock Grant Program

          On May 28, 2002 the Company granted 10,000,000 shares of its common stock to Michael Margolies, its Chief Executive Officer, pursuant to the Company's Restricted Stock Grant Program (the "Program"). The grant represented the entirety of the 10,000,000 shares included in the Program.
The shares issued under the Program are subject to the following restrictions:

          1. After 2002 and each of the following four fiscal years (2003 through 2006) one-fifth of the shares granted (the "At-Risk Shares") will be forfeited if the Company's' revenue during the year does not exceed the following thresholds:

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

    There are 41,548,338 shares of our common stock outstanding on the date of this Report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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



                           Amount and
                           Nature of
Name and Address           Beneficial          Percentage
of Beneficial Owner(1)     Ownership(2)        of Class
---------------------------------------------------------------
Michael Margolies          21,834,939(3)         52.6%

Stanley Chason                  2,500             0.1%

All Officers and Directors
 As a Group (2 persons)    21,837,439            52.5%

Rewico Investment Limited   2,487,432             6.0%
 City House
 9, Cranbrook Road
 Ilford, Essex UK IG14EA
____________________________________

(1) Except as noted, the address of all shareholders is c/o Transportation Logistics Int'l, Inc., 136 Freeway Drive East, East Orange, NJ 07018
(2)  All shares are owned of record unless otherwise indicated
(3) Includes 2,618,350 shares owned by the Margolies Family Trust. The Trustee of the Margolies Family Trust is Mr. Margolies' spouse, and the beneficiaries of the Trust are Mr. Margolies' spouse and children. Also includes 10,000,000 shares which are subject to the terms of the Restricted Stock Grant Program.

Equity Compensation Plan Information

    The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2002.


                         Number of          Weighted         Number of
                         securities to      average          securities
                         be issued upon     exercise price   remaining
                         exercise of        of outstanding   available
                         outstanding        options,         for future
                         options,           warrants         issuance under
                         warrants and       and              equity
                         rights             rights           compensation plans
-------------------------------------------------------------------------------
Equity compensation
 plans approved by
 security holders.....         0                   -                 0

Equity compensation
 plans not approved by
 security holders*....         0                   -           812,500
                          --------------------------------------------

Total.................         0                   -           812,500

                          ============================================

* Our Board of Directors has adopted three equity compensation plans without shareholder approval. The three plans are identical in their material terms. They permit the Board to award to employees, directors or consultants (other than consultants whose services to Transportation Logistics are related to capital-raising transactions) stock, restricted stock, stock options or performance shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    From time to time, Transportation Logistics has borrowed money from the Margolies Family Trust. The trustee of the Margolies Family Trust is the wife of our Chairman, and the beneficiaries of the Trust are his wife and children. The balance due from Transportation Logistics to the Trust at December 31, 2002 was $908,793. The loan does not bear interest. Although there is no agreement as to when the loan will be repaid, the Trust has waived payment until after 2003. Accordingly, the loan is classified as a "long-term liability" on our balance sheet.

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

    (b) Exhibit List

3-a Articles of Amendment and Restatement of the Articles of Incorporation - filed as an exhibit to the Annual Report on Form 8-K for the year ended December 31, 2000 and incorporated herein by reference.

3-b Restated By-laws - filed as an exhibit to the Current Report on Form 8-K dated November 17, 2000 and incorporated herein by reference.

10-a 2002 Stock and Stock Option Plan - filed as an exhibit to the Registration Statement on Form S-8 (333-81232) and incorporated herein by reference.

10-b 2002 Stock Incentive Plan - filed as an exhibit to the Registration
     Statement on Form S-8 (333-84750) and incorporated herein by reference.

10-c Purchase Agreement dated May 23, 2002 between Transportation Logistics
     Int'l, Inc. and Rickey L. Kelly - filed as an exhibit to the Current Report on Form 8-K dated May 23, 2002 and incorporated herein by reference.

10-d Executive Employment Agreement dated May 23, 2002 between Xcalibur
     Xpress Inc. and Rickey L. Kelly - filed as an exhibit to the Current Report on Form 8-K dated May 23, 2002 and incorporated herein by reference.

21   Subsidiaries -  Transportation Logistics Int'l, Inc., a New York
                      corporation
                     Xcalibur Express, Inc.

     (c) Reports on Form 8-K

        None

Item 14  CONTROLS AND PROCEDURES

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






                         Independent Auditors' Report

To the Board of Directors and Stockholders of Transportation Logistics Int'l Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheet of Transportation Logistics Int'l Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, comprehensive income, shareholders equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transportation Logistics Int'l Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating loss raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                /s/ Rosenberg Rich Baker Berman & Company
                                -----------------------------------------
                                Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 20, 2003



          Transportation Logistics Int'l Inc. and Subsidiaries
                        Consolidated Balance Sheet
                            December 31, 2002


        Assets
Current Assets
  Cash and equivalents (NOTE 1 and 8)        $     2,757
  Accounts receivable, net of allowance
   for doubtful accounts of $20,000
   (NOTES 1 and 8)                             1,143,891
  Unbilled receivables                            77,473
  Prepaid expenses                                38,996
                                               ---------
  Total Current Assets                         1,263,117
                                               ---------

Property and equipment, at cost, less
 accumulated depreciation of $1,313
 (NOTES 1 and 2)                                   5,437
                                               ---------
Total Assets                                   1,268,554
                                               =========

       Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable and accrued expenses          115,013
  Convertible debenture (NOTE 15)                200,000
  Notes payable to bank (NOTES 1 and 11)         797,490
  Current maturities of long-term debt (NOTE 13)  25,000
  Other current liabilities                        7,700
  Net liabilities of discontinued operations
   (NOTE 6)                                      142,470
                                               ---------
  Total Current Liabilities                    1,287,673
                                               ---------
Long-term debt, net of current maturities
 (NOTE 13)                                         5,833
Loan payable (NOTE 12)                           908,793
                                               ---------
  Total Liabilities                            2,292,299

Commitments and Contingencies (NOTE 14)

Stockholders' Equity
  Preferred stock, $.01 par value;
   5,000,000 shares authorized, and 0 shares
   issued and outstanding (NOTE 1)                    -
  Common stock, no par value; 50,000,000
   shares authorized, 40,631,990 shares
   issued and 40,396,338 shares outstanding
   (NOTE 1)                                   3,659,492
  Additional paid-in capital - stock
   options (NOTE 4)                              36,748
  Retained earnings                          (3,101,948)
  Consulting services to be provided
   (NOTE 9)                                  (1,095,500)
  Less: treasury stock, 235,652 shares
   at cost                                     (522,537)
                                              ---------
  Total Stockholders' Equity                 (1,023,745)
                                              ---------
Total Liabilities and Stockholders' Equity  $ 1,268,554
                                              =========




See notes to the consolidated financial statements.



          Transportation Logistics Int'l Inc. and Subsidiaries
                 Consolidated Statements of Operations



                                                   Year Ended December 31,
                                                   ------------------------
                                                       2002      2001
                                                              (Restated)
                                                     -------   --------

Operating Revenues (NOTES 7 and 12)               $3,620,807  $         -
Direct Operating Expenses                          2,364,058            -
                                                   ---------    ---------
Gross Profit                                       1,256,749            -
                                                   ---------    ---------

Operating Expenses
 Selling, general and administrative               1,313,622            -
 Depreciation and amortization (NOTE 1)                1,313            -
  Stock issued for consulting services               302,700      446,775
                                                   ---------    ---------
Total Operating Expenses                           1,617,635      446,775
                                                   ---------    ---------

Operating (Loss)                                    (360,886)    (446,775)

Other Income (Expense)
 Interest expense
                                                     (16,542)           -
                                                   ---------    ---------
Total Other Income (Expense)                         (16,542)           -
                                                   ---------    ---------

(Loss) Before Income Taxes                          (377,428)    (446,775)

(Provision) Benefit for Income Taxes (NOTE 3)              -            -
                                                   ---------    ---------
(Loss) Before Discontinued Operations               (377,428)    (446,775)

Discontinued Operations (NOTE 7)
 Loss from discontinued operations of
  subsidiary (net of tax effect of $0)              (382,623)  (1,440,032)
                                                   ---------   ----------
Net (Loss)                                        $ (760,051) $(1,886,807)
                                                   =========    =========

Earnings (Loss) Per Share (NOTE 1)
 (Loss) from continuing operations                $    (0.01) $     (0.02)
 (Loss) from discontinued operations                   (0.01)       (0.07)
                                                   ---------   ----------
 Basic and diluted earnings (loss) per share      $    (0.02) $     (0.09)
                                                   =========   ==========


Weighted Average Number of Common Shares
 Outstanding (Restated)
  Basic                                           34,374,627   21,624,816
                                                  ==========   ==========

  Diluted                                         34,374,627   21,624,816
                                                  ==========   ==========





See notes to the consolidated financial statements.


           Transportation Logistics Int'l Inc. and Subsidiaries
             Consolidated Statements of Comprehensive Income




                                                    Year Ended December 31,
                                                      2002           2001
                                                                  (Restated)

Net (Loss)                                         $ (760,051)  $ (1,886,807)

Other Comprehensive Income
 Foreign Currency Translation Adjustment               54,706        (63,348)
                                                     --------      ---------
 Other Comprehensive (Loss) Income Before Tax          54,706        (63,348)

Income Tax Expense Related to Other Comprehensive
 Income                                                     -              -
                                                     --------      ---------

Other Comprehensive (Loss) Income Net of Tax           54,706        (63,348)
                                                     --------      ---------
Comprehensive (Loss)                               $ (705,345)  $ (1,950,155)
                                                     ========      =========









See notes to the consolidated financial statements.



             Transportation Logistics Int'l Inc. and Subsidiaries
                Consolidated Statement of Shareholders' Equity
                     Years Ended December 31, 2002 and 2001

                                                                     Accumulated             Additional     Consulting
                   Preferred Stock     Common Stock                  Other                   Paid-in        Services
                   ---------------  ------------------     Retained  Comprehensive Treasury  Capital        to be
                   Shares   Amount  Shares      Amount     Earnings  Income        Stock     Stock Options  Provided    Total
---------------------------------------------------------------------------------------------------------------------------------
Balance
 December 31, 2000      -        - 20,865,000  1,600,517     122,281    8,642       (456,675)  29,300              -     1,304,065

Issuance of common
 stock for consulting
 services               -        -    640,000    391,775           -        -              -        -              -       391,775

Issuance of common
 stock for legal
 settlement             -        -    294,205     55,000           -        -              -        -              -        55,000

Issuance of common
 stock for cash         -        -    428,000    214,000           -        -              -        -              -       214,000

Foreign currency
 translation            -        -          -          -           -  (63,348)             -        -              -       (63,348)

Issuance of stock
 warrants               -        -          -          -           -        -              -    7,448              -         7,448

Elimination of goodwill
 of CDA purchased by
 Humanaforce            -        -          -          -    (577,371)       -              -        -              -      (577,371)

Net loss year ended
 December 31, 2001      -        -          -          -  (1,886,807)       -              -        -              -    (1,886,807)
                     -------------------------------------------------------------------------------------------------------------
Balance
 December 31,2001       -  $     - 22,227,205 $2,261,292 $(2,341,897)$(54,706)     $(456,675) $36,748      $       -   $  (555,238)
                     -------------------------------------------------------------------------------------------------------------
Foreign currency
 translation                     -          -          -           -   54,706              -        -              -        54,706

Issuance of common
 stock for consulting
 services              -         -  9,110,000    798,200           -        -              -        -       (798,200)            -

Shares issued for
 other compensation    -         - 10,000,000    600,000           -        -              -        -       (600,000)            -

Shares surrendered
 in connection with
 sale of TLI (UK)      -         -   (940,867)         -           -        -        (65,862)       -              -       (65,862)

Net loss for the years
 ended December
 31, 2002              -         -          -          -    (760,051)       -              -        -              -      (760,051)

Amortization of
 prepaid consulting
 services              -         -          -          -           -        -              -        -        302,700       302,700
                     -------------------------------------------------------------------------------------------------------------
Balance
 December 31, 2002     -   $     - 40,396,338 $3,659,492 $(3,101,948) $     -     $ (522,537) $36,748    $(1,095,500) $( 1,023,745)
                     =============================================================================================================






See notes to the consolidated financial statements.



             Transportation Logistics Int'l Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows



                                              Year Ended December 31,
                                               ----------------------
                                              2002               2001
                                             ------             ------
                                                             (Restated)
Cash Flows From Operating Activities
  Continuing Operations
   (Loss) Income before income taxes       $  (377,428)     $  (446,775)
   Stock issued for services/consulting        302,700          391,775
   Depreciation and amortization                 1,313                -
   Stock issued for legal settlement                 -           55,000
  Adjustments to Reconcile Net Income to
   Net Cash Used In Operating Activities
    (Increase) in accounts receivable       (1,221,364)               -
    (Increase) in prepaid expenses             (38,996)               -
    (Increase) in other assets                       -                -
    Increase in accounts payable and
     accrued expenses                          115,013                -
    Increase in other liabilities                7,700                -
                                             ---------        ---------
Cash (Used in) Continuing Operations        (1,211,062)               -
                                             ---------        ---------
  Discontinued Operations
   Income before income taxes                 (382,623)      (1,440,032)
  Adjustments to reconcile income
   (loss) to net cash provided by (Used In)
   discontinued operations
    (Increase) decrease in net assets of
     discontinued operations                 1,342,796          134,061
                                             ---------        ---------
Cash Provided By Discontinued Operations       960,173       (1,305,971)
                                             ---------        ---------
Net Cash Used in Operating Activities         (250,889)      (1,305,971)

Cash Flows From Financing Activities
  Issuance of capital stock                          -          214,000
  Proceeds from issuance of convertible
   debentures                                        -          200,000
  Loan payable, net                            243,855          488,928
  Repayment of long-term debt                 (205,000)         231,094
  Proceeds from long-term debt                 191,124                -
                                             ---------        ---------
Net Cash Provided by Financing Activities      229,979        1,134,022
                                             ---------        ---------
Net Increase (Decrease) in Cash and
 Equivalents                                  (20,910)         (171,949)

Cash and Equivalents at Beginning of Period    23,667           195,616
                                             --------         ---------
Cash and Equivalents at End of Period      $    2,757       $    23,667
                                             ========         =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the year for:

                           Interest        $   16,542       $    59,152
                                             ========          ========
                           Income taxes    $        -       $         -
                                             ========          ========


See notes to the consolidated financial statements.


           Transportation Logistics Int'l Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Organization

     Transportation Logistics Int'l, Inc. (TLI or the Company) is an international logistics management company which owned and operated several subsidiaries, each of which does business within the various facets of transportation including intermodal trucking, factoring receivables and employee leasing for logistic companies. In 2002 the Company discontinued all of the operations except intermodal trucking.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a substantial loss, and has a working capital deficit as of December 31, 2002. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise additional capital in the future; however there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Effective April 1, 1999 the Company was assigned all of the issued and outstanding capital stock of Transportation Logistics Int'l (UK), a United Kingdom corporation, Pupil Transportation, Inc., a New Jersey corporation and CDA North America, Inc., a New York corporation (the subsidiaries) from Transportation Equities, Inc. (assignor). The Company was sold in 2002.

     Effective March 26, 1999 the Company acquired all the shares and assets of Transportation Logistics Int'l UK (TLIUK) formerly Avair Freight Services Ltd.
(UK), an international freight brokerage company, deemed to be effective March 26, 1999. The Company issued 100,000 common shares (524,000 restated common shares) to the former shareholders of Avair Freight Services (UK) Ltd.

     Effective June 4, 2001, the Company entered into an operating agreement with Humanaforce Logistics, LLC and Subsidiaries. In accordance with the operating agreement the Company has a 51% interest in Humanaforce Logistics, LLC and Subsidiaries. The Company ceased operations in October 2002.

     Effective May 23, 2002, the Company acquired all of the outstanding capital stock of Xcalibur Express, Inc., which provides intermodal trucking and delivery, warehousing and third party logistics for its clients. The capital stock was acquired in exchange for (1) the Company's understanding to provide financial services to Xcalibur Express and (2) the agreement by the Company to forebear immediate collection of $200,000 owed by Xcalibur Express to the Company.

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

     Principles of Consolidation

     The accompanying consolidated balance sheet at December 31, 2002 includes the accounts of the Company and its wholly owned subsidiaries Transportation Logistics Int'l (UK), Pupil Transportation, Inc. Excalibur Express, Inc. and its majority owned subsidiary Humanaforce Logistics, LLC and Subsidiaries.
All material inter-company accounts and transactions have been eliminated.

     Property and Equipment

     Property and equipment are valued at cost. Gains and losses on disposition of property are reflected in income. Depreciation is computed using the straight-line method over three to five year estimated useful lives of the assets. Repairs and maintenance which do not extend the useful life of the related assets are expensed as incurred. Depreciation expense charged to operations in 2002 and 2001 was $1,313 and $0 (restated), respectively.

           Transportation Logistics Int'l Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

     Long-lived Assets

     In March, 1995 the Financial Accounting Standards Board issued SFAS No.
121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed of". SFAS 121 required that long-lived assets and certain identi-fiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifi-able intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also establishes the procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles to be held and used by an entity. Management has determined that no impairment of the respective carrying value has occurred as of December 31, 2002.

     Acquisition of TLI Bangladesh

     Effective March 31, 2000 the Company acquired all of the issued and outstanding common stock of TLI Bangladesh, and international freight brokerage company, through an acquisition through the issuance of 36,450 common shares (190,800 restated common shares) of TLI common stock. The total value of the
acquisition is approximately $9,000 (exclusive of acquisition costs).   The
acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The Company ceased operations in 2001.


           Transportation Logistics Int'l Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Advertising Costs

     Advertising costs are charged to operations when incurred. Advertising costs during the periods ended December 31, 2002 and 2001 amounted to $2,531 and $4,301, respectively.

     Foreign Currency Transactions

     In the normal course of business the Company has accounts receivable and accounts payable that are transacted in foreign currencies. The Company accounts for transaction differences, in accordance with Statement of Financial Standard No. 52, "Foreign Currency Translation", and accounts for the gains and losses in operations.

     Comprehensive Income

     For foreign operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive income
(loss) in shareholders' equity. The foreign currency translation at December 31, 2002 and 2001 was $54,706 and ($63,348), respectively.

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

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment at cost, less accumulated depreciation and amortization, consists of the following:

        Furniture and equipment    $ 6,750
                                    ------
                       Subtotal      6,750

  Less accumulated depreciation
               and amortization      1,313
                                    ------
                          Total    $ 5,437
                                    ======

NOTE 3 - INCOME TAXES

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

     The deferred tax assets are attributable to net operating losses.

     Deferred taxes consist of the following:

     Total deferred tax assets, non current    $ 1,000,000

     Total valuation allowance                  (1,000,000)
                                                 ---------
     Net deferred tax assets                   $         -
                                                 =========

     During 2002 and 2001 the valuation allowance increased $400,000 and $600,000, respectively.

          Transportation Logistics Int'l Inc. and Subsidiaries
             Notes to the Consolidated Financial Statements

NOTE 3 - INCOME TAXES, Continued

     The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense is as follows:

                                            December 31,

                                          2002        2001
                                         ------      ------

     Tax at US statutory rate             34%         34 %
     State income taxes, net of
      federal benefit                      6%          6 %
     Foreign taxes                         -         (21)%
     Other reconciling items and
      valuation allowance                (40)%       (19)%
                                        ----        ----
     Income tax provision                  0%         (0)%
                                        ====        ====

     As of December 31, 2002, the Company has approximately $2,500,000 available net operating loss carryforwards which may be used to reduce Federal and State taxable income and tax liabilities in future years. The net operating loss carryforward expires in 2021.

NOTE 4 - STOCKHOLDERS' EQUITY

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

    Qualified and Non-Qualified Shares Under Option as of December 31, 2002





                                                              Weighted
                                                              Average
                                                              Option
                                              Options          Price

                                              -------------------------

          Outstanding, January 1, 2002        $ 195,000       $ 1.75
          Granted during the year                                  -
          Canceled during the year              195,000         1.75
          Exercised during the year                   -            -
                                               --------        -----
          Outstanding, December 31, 2002      $       -       $    -
                                               --------        -----

          Eligible for exercise, end of year  $       -       $    -
                                               ========        =====

   At December 31, 2002, there were 812,500 shares reserved for future grants.

   The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for its stock option plan. An alternative method of accounting for stock options is SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and this compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company's stock option plan been determined as prescribed by SFAS 123, there would have been no effect on the pro forma income statements for 2002 and 2001.

          Transportation Logistics Int'l Inc. and Subsidiaries
             Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS' EQUITY, Continued

    For stock transactions with other than employees, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". Accordingly, compensation expense of $0 and $7,448 has been recognized for stock options and warrants during 2002 and 2001, respectively.

    The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2001 and 2000: dividend yield of 0% and 0%; expected volatility of 242.4% and 105.05%, risk-free interest rate of 4.5% per annum and expected lives of 10 and 5 years, respectively.

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

    Effective April 2001, the Company rents its student transportation service facilities from a corporation owned in majority by the Chairman of the Board. Rent is on a month to month lease. Rent was $0 and $40,000 for 2002 and 2001, respectively.

NOTE 6 - DISCONTINUED OPERATIONS

    Effective April 19, 2002 the Company sold Transportation Logistic Int'l to four individuals, including James Thorpe, who had been a Member of the Board of Directors and President of the Company. The purchase price consisted of (a) $35,000 to be paid between November 2002 and April 2003 and (b) 940,867 shares of its common stock which were surrendered by Mr. Thorpe. As part of the transaction TLI (UK) and its purchasers agreed that if within the next two years they participated in the Translogistics Network or any similar cooperative global network of logistics provided, then 50% of the profits they derive from the network during the next five years will be paid to the Company. Net sales during 2002 and 2001 was $858,842 and $2,289,505, respectively.

    In September 2002, the Company ceased providing employee leasing options through its 51% subsidiary Human Force Logistics, LLC and Subsidiaries. Net sales of Human Force Logistics, LLC was $3,857,071 and $6,130,071 in 2002 and 2001, respectively.

    In December 2002, the Company ceased its operations of student transportation services through its subsidiary Pupil Transportation, Inc.
Net sales of Pupil Transportation, Inc. was $2,328,074 and $2,446,157 in 2002 and 2001, respectively.

    In 2002 the Company ceased its financial services (factoring) division.
Net sales of the financial services division was $686,129 and $2,526,383 in 2002 and 2001, respectively.

    The 2001 income statement has been restated to reflect these changes.

NOTE 7 - EMPLOYMENT AND CONSULTANT AGREEMENTS

    The Company has employment and consultant agreements with certain employees and consultants expiring at various times through April 2004. Such agreements provide for minimum compensation levels and for incentive bonuses which are payable if specified management goals are attained.

NOTE 8 - CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of non-interest bearing cash deposit and accounts receivable.

    At times throughout the year, the Company may maintain certain bank accounts in excess of FDIC insured limits.



            Transportation Logistics Int'l Inc. and Subsidiaries
                Notes to the Consolidated Financial Statements


    The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

NOTE 9 - CONSULTING SERVICES TO BE PROVIDED

    Consulting services to be provided are recorded in connection with common stock issued to consultants for future services and are amortized over the period of the agreement, ranging from one to three years.

NOTE 10 - NON CASH INVESTING AND FINANCING ACTIVITIES

    In 2001, the Company issued 640,000 shares of common stock for consulting services valued at $391,775.

    In 2001, the Company issued 294,205 shares of common stock to settle a legal issue valued at $55,000.

NOTE 11 - NOTES PAYABLE TO BANK

    The Company has the following short-term notes payable:

    Note Payable to Bank - the Company has a line of credit of
     1,200,000  with interest at prime plus 4% due April 30,
     2003, secured by Company assets and the personal
     guarantee of the Company's Chairman.  The borrowing
     shall not exceed 60% of eligible accounts receivable.
     The Company is in default of the covenants.                  $ 797,490
                                                                    -------
                                                                  $ 797,490
                                                                    =======

NOTE 12 - LOAN PAYABLE

    The loan payable of $908,793 is from a family trust, of which the wife of the chairman of the Company is the trustee. The loan is unsecured with no specific repayment terms and will not be repaid until after 2003.

NOTE 13 - LONG-TERM DEBT

    Long-term debt is comprised of the following:

    Interest at 5.116% payable in monthly installments
     of $2,083 due October 2007.                                 $ 120,833
    Less current maturities                                         25,000
                                                                   -------
    Long-term debt, net of current maturities                    $  95,833
                                                                   =======


    Total maturities of long-term debt is as follows:

                              Year ending December 31,
                                                 2003    $ 25,000
                                                 2004      25,000
                                                 2005      25,000
                                                 2006      25,000
                                                 2007      20,833
                                                          -------
                                                         $120,833
                                                          =======

        Transportation Logistics Int'l Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements


NOTE 14 - LITIGATION

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

NOTE 15 - CONVERTIBLE DEBENTURES

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

NOTE 16 - NEW ACCOUNTING PRONOUNCEMENTS

    Standards Implemented

    In April 2002, the Financial Accounting Standards Board (FASB) issued
SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of tax, and makes certain other technical corrections. SFAS No. 145 did not have a material effect on the company's Consolidated Financial Statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and did not have a material impact on the company's Consolidated Financial Statements.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. Under the previous rules, the company used the purchase method of accounting. SFAS No. 141 also refines the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of current business combinations may be different than the allocation that would have resulted under the old rules. Business combinations must be accounted for using SFAS No. 141 effective July 1, 2001.

    SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The company adopted SFAS No. 142 on January 1, 2002. The new rules also prohibit the amortization of goodwill associated with business combinations that closed after June 30, 2001. The adoption of SFAS No. 141 and 142 did not have a material effect on the company's Consolidated Financial Statements.

          Transportation Logistics Int'l Inc. and Subsidiaries
             Notes to the Consolidated Financial Statements

NOTE 16 - NEW ACCOUNTING PRONOUNCEMENTS, Continued

    New Standards to be Implemented

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability is required to be accreted each year based on a present value interest rate. The standard is effective for the company on January 1, 2003. The company has reviewed the provisions of this standard, and its adoption is not expected to have a material effect on the company's Consolidated Financial Statements.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes EITF
No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)," and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Such liabilities should be recorded at fair value and updated for any changes in the fair value of each period. The company is currently evaluating the possible effect on future Consolidated Financial Statements.

NOTE 17 - RESTRICTED STOCK GRANT PROGRAM

    On May 28, 2002 the Company granted 10,000,000 shares of its common stock to Michael Margolies, its Chief Executive Officer, pursuant to the Company's Restricted Stock Grant Program (the "Program"). The grant represented the entirety of the 10,000,000 shares included in the Program. The shares issued under the Program are subject to the following restrictions:

    1. After this fiscal year and each of the following four fiscal years (2002 through 2006) one-fifth of the shares granted (the "At-Risk Shares") will be forfeited if the Company's revenue during the year does not exceed the following thresholds:

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

   4. The restrictions shall also lapse as to all restricted shares on the first to occur of (i) the termination of Mr. Margolies' employment with the Company by reason of his disability, (ii) Mr. Margolies' death, (iii) termination of Mr. Margolies' employment by the Company without good reason, or (iv) a change of control of the Company. The Program defines "Change of Control" as an acquisition by a person or group of more than 50% of the Company's outstanding shares, a transfer of the Company's property to an entity of which the Company does not own at least 50%, or the election of directors constituting a majority of the Board who have not been approved by the existing Board.


           Transportation Logistics Int'l Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements


NOTE 18 - ACQUISITION

    Effective May 23, 2002, the Company acquired all of the capital stock of Xcalibur Express, Inc. The capital stock was acquired in exchange for (1) the Company's understanding to provide financial services to Xcalibur Express and
(2) the agreement by the Company to forebear immediate collection of $200,000 owed by Xcalibur Express to the Company. The following represents the unaudited proforma results as if the business combination had occurred at the beginning of the respective year in which the Company was acquired as well as the beginning of the immediate preceding year.

                                           Year Ended December 31,

                                              2002         2001
                                             ------       ------
Net Sales                                 $5,745,646    $ 6,531,698
                                           =========      =========

Loss from continuing operations           $ (600,299)   $  (440,279)
                                           =========      =========

Loss per share from continuing operations $     (.02)   $      (.02)
                                           =========      =========

Net loss                                  $ (982,922)   $(1,880,311)
                                           =========      =========

Net loss per share                        $     (.03)   $      (.09)
                                           =========       ========

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               By: /s/ Michael Margolies
                               --------------------------------------------
                               Michael Margolies,  Chief Executive Officer

    In accordance with the Exchange Act, this Report has been signed below on May14, 2003 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael Margolies       Chief Executive Officer, Chief Financial
---------------------        Officer, Chief Accounting Officer
Michael Margolies

/s/ Stanley Chason          Director
---------------------
Stanley Chason

                                CERTIFICATION

I, Michael Margolies, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Transportation Logistics Int'l, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003          /s/ Michael Margolies
                            ------------------------------------------
                            Michael Margolies, Chief Executive Officer
                            and Chief Financial Officer

                       *       *       *       *       *
                                  EXHIBIT 99

                           Section 906 Certification

The undersigned officer certifies that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Transportation Logistics Int'l, Inc.


A signed original of this written statement required by Section 906 has been provided to Transportation Logistics Int'l, Inc. and will be retained by Transportation Logistics Int'l, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

May 15, 2003                      /s/ Michael Margolies
                                  --------------------------------------
                                  Michael Margolies (Chief executive
                                  officer and chief financial officer)