Form 10QSB
period 2003-03-31
TRANSPORTATION LOGISTICS INTL INC
filed 2003-05-21
CIK 1055313

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2003

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

                         Yes [X]           No  [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                          May 20, 2003
                          Common Voting Stock: 41,548,338


Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [X]

PART 1 - FINANCIAL INFORMATION



          Transportation Logistics Int'l Inc. and Subsidiaries
               Consolidated Condensed Interim Balance Sheet
                              March 31, 2003




      Assets

Current Assets
  Cash and equivalents                        $         -
  Accounts receivable, net of allowance
   for doubtful accounts of $20,000             1,414,911
  Prepaid expenses                                 83,804
                                                ---------
  Total Current Assets                          1,498,715
                                                ---------

Property and equipment, at cost, less
 accumulated depreciation                           5,108

Other Assets
  Deposits                                         25,000
                                                ---------
  Total Other Assets                               25,000
                                                ---------

Total Assets                                    1,528,823
                                                =========


       Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses           261,280
  Convertible debenture                           200,000
  Notes payable to bank                           907,667
  Current maturities of long term debt            125,000
  Net liabilities of discontinued operations      150,259
                                                ---------
  Total Current Liabilities                     1,644,206

Long-term debt, net of current maturities         112,583
Loan payable                                      871,825
                                                ---------
  Total Liabilities                             2,628,614

Stockholders' Equity
  Common stock, no par value; 50,000,000
   shares authorized, 40,631,990 shares
   issued and 40,396,338 outstanding            3,659,492
  Additional paid-in capital - stock options       36,748
  Retained earnings                            (3,239,769)
  Less:  treasury stock, 235,652 shares at cost  (522,537)
  Consulting services to be provided           (1,033,725)
                                                ---------
  Total Stockholders' Equity                   (1,099,791)
                                                ---------
Total Liabilities and Stockholders' Equity    $ 1,528,823
                                                =========

          Transportation Logistics Int'l Inc. and Subsidiaries
         Consolidated Condensed Interim Statements of Operations


                                              Three Months Ended
                                                  March 31,
                                             --------------------
                                             2003           2002
                                            ------         ------
                                                          Restated

Operating Revenues                         $ 1,693,203   $       -

Direct Operating Expenses                    1,455,720           -
                                             ---------    --------
Gross Profit                                   237,483           -

Operating Expenses
  Selling, general and administrative          179,683           -
  Depreciation and amortization                    329           -
  Stock issued for consulting services          61,775      24,920
                                             ---------    --------
  Total Operating Expenses                     241,787      24,920
                                             ---------    --------

Operating Income (Loss)                         (4,304)    (24,920)
                                             ---------    --------
Other Income (Expense)
  Lawsuit settlements                         (113,469)          -
  Interest expense                             (20,048)          -
                                             ---------    --------
  Total Other Income (Expense)                (133,517)          -
                                             ---------    --------

Income (Loss) Before Income Taxes             (137,821)    (24,920)

Provision for Income Taxes                           -           -

Income (Loss) Before Discontinued Operations  (137,821)    (24,920)

Discontinued Operations                              -      83,301

Gain from discontinued operations of
 subsidiary (net of tax of $0)                       -           -
                                             ---------    --------
Net Income (Loss)                           $ (137,821)  $  58,381
                                             =========    ========

Earnings Per Share
  Income from continuing operations         $     0.00   $    0.00
  Discontinued operations                         0.00        0.00
                                             ---------    --------
  Basic and diluted earnings per share      $     0.00   $    0.00
                                             =========    ========

Weighted Average Number of Common Shares
 Outstanding
  Basic                                     40,396,338  25,412,881

  Diluted                                   40,396,338  25,412,881

          Transportation Logistics Int'l Inc. and Subsidiaries
         Consolidated Condensed Interim Statements of Cash Flows



                                            Three Months Ended
                                                 March 31,
                                            -------------------
                                            2003          2002
                                           ------        ------
                                                        Restated


Cash Provided by (Used in) Operating
 Activities
  Continued                              $ (229,507)    $       -
  Discontinued                                    -       106,675
                                           --------      --------
 Net Cash Provided by (Used in)
  Operating Activities                     (229,507)      106,675
                                           --------      --------

Cash Flows From Financing Activities
 Loan payable, net                          110,177      (130,342)
 Proceeds from long-term debt               116,750             -
                                           --------      --------
 Net Cash Provided by (Used in)
  Financing Activities                      226,927      (130,342)
                                           --------      --------

Net (Decrease) in Cash and Equivalents       (2,757)      (23,667)

Cash and Equivalents at Beginning of Period   2,757        23,667
                                           --------      --------
Cash and Equivalents at End of Period    $        -     $       -
                                           ========      ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                               $   20,048     $  11,985

  Income taxes                           $        -     $       -

            Transportation Logistics Int'l Inc. and Subsidiaries
      Notes to the Consolidated Condensed Interim Financial Statements


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

RESTATEMENT OF 2002 STATEMENT OF OPERATIONS

During 2002 the Company discontinued all of the operations which had comprised its business at the beginning of 2002. The Statement of Operations for the first quarter of 2002 has been restated to reflect that change.

SHORT-TERM LOAN

During the first quarter of 2003 the Company borrowed $100,000 from a private lender. The debt bears interest at 8% per annum, and is due on June 25, 2003. The principal amount of the loan is included in "Current maturities of long term debt" on the March 31, 2003 balance sheet.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Forward-looking Statements: No Assurances Intended

     This Report contains certain forward-looking statements regarding Transportation Logistics, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant risks are:

     1. the fact that Transportation Logistics requires additional capital to sustain its operations through the next year;
     2. the fact that Transportation Logistics' growth will be limited by its ability to obtain additional capital; and
     3. the fact that the industry in which Transportation Logistics operates is dominated by large logistics companies, against whom Transportation Logistics must compete.

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

     Because these businesses have been discontinued, we have restated our
financial results for the first quarter of 2002.   As restated, our statement
of operations for the three months ended March 31, 2002 shows no revenue and a loss attributable to the discontinued operations.

     In May 2002 we acquired Xcalibur Xpress, Inc., which is now our only operating business. In the three months ended March 31, 2003 Xcalibur Xpress contributed $1,693,203 in revenue. We realized a gross margin of 14% from that revenue, which was less than the 35% gross margin that we realized from the operations of Xcalibur Xpress in 2002. The reduction in gross margin reflects transitional expenses; over the long-term we expect the gross margin to range between 14% and 22%.

     The gross profit from Xcalibur Xpress was not sufficient to offset all of the expenses of operating our public company for the quarter. As a result we reported an operating loss of $4,304. However, that loss reflected the effect of a non-cash expense of $61,775 that we incurred as a result of issuance of stock to consultants during 2002. But for that expense, we would have reported an operating profit of $57,471.

     We expect the operations of Xcalibur Xpress to grow, which will increase their efficiency. Because of the efficiency of the operations of Xcalibur Xpress, we believe that it can be the foundation for rebuilding Transportation Logistics. Our success in that regard will depend, however, on our ability to raise capital.

Liquidity and Capital Resources

     The primary roadblock facing our plans for growth is our need for capital. At the present time, our only source of capital is a $1.5 million secured line of credit, on which we can draw funds equal to 85% of the amount of our eligible accounts receivable. We are actively seeking addi tional capital resources, through sale of equity or debt, and hope to increase our available resources. With additional capital resources, we expect to be able to expand the operations of Xcalibur Xpress and to initiate complementary businesses that will permit us to achieve the economies of scale that will facilitate profitability and growth.

     Our working capital deficit at March 31, 2003 totaled $ 145,491. The deficit increased by $120,935 from the deficit at December 31, 2002, as we borrowed $100,000 from a private lender on a short-term basis. Those funds, which we received in March, have enabled us to expand our operations, which should be reflected in our financial results for the remainder of the year.

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

        Exhibits:

        99  Section 906 Certification

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                         TRANSPORTATION LOGISTICS INT'L, INC.


Date: May 21, 2003       By: /s/ Michael Margolies
                             --------------------------
                             Michael Margolies, Chief
                              Executive Officer, Chief
                              Financial Officer, Chief
                              Accounting Officer

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

Date: May 21, 2003                 /s/ Michael Margolies
                                   -----------------------------------
                                   Michael Margolies, Chief Executive
                                   Officer and Chief Financial Officer

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

May 21, 2003               /s/ Michael Margolies
                           ----------------------------------------------
                           Michael Margolies (Chief executive officer and
                            chief financial officer)