Form 10QSB
period 2003-06-30
TRANSPORTATION LOGISTICS INTL INC
filed 2003-09-29
CIK 1055313

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                 FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

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

             September 26, 2003
             Common Voting Stock: 41,548,338


Transitional Small Business Disclosure Format (check one):   Yes [ ] No  [X]

                     PART 1 - FINANCIAL INFORMATION

           Transportation Logistics Int'l Inc. and Subsidiaries
              Consolidated Condensed Interim Balance Sheet
                             June 30, 2003




Assets                                        $           0

Liabilities and Stockholders' Equity
 Current Liabilities
  Convertible debenture                             200,000
  Net liabilities of discontinued operations        308,966
                                                  ---------
Total Current Liabilities                           508,966


Loan payable- officer                               871,825
                                                  ---------
Total Liabilities                                 1,380,791
                                                  ---------
Stockholders' Equity
 Common stock, no par value;
  50,000,000 shares authorized,
  40,631,990 shares issued and
  40,396,338 outstanding                          3,659,492
 Additional paid-in capital - stock options          36,748
 Retained earnings                               (3,582,544)
 Less:  treasury stock, 235,652 shares at cost     (522,537)
 Consulting services to be provided                (971,950)
                                                  ---------
Total Stockholders' Equity                       (1,380,791)
                                                  ---------
Total Liabilities and Stockholders' Equity      $         0
                                                  =========

          Transportation Logistics Int'l Inc. and Subsidiaries
         Consolidated Condensed Interim Statements of Operations



                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      2003         2002     2003       2002
                                                (restated)          (restated)
                                    ------------------------------------------

Revenues                           $       0    $      0  $       0  $       0
 Operating Expenses                        0           0          0          0
                                     -----------------------------------------
Gross Profit                               0           0          0          0

Operating Expenses
 Selling, general and administrative       0           0          0          0
 Stock issued for consulting
 services                             61,775      25,920    123,550     50,840
                                     -----------------------------------------
Total Operating Expenses              61,775      25,920    123,550     50,840
                                     -----------------------------------------

Loss Before Discontinued Operations  (61,775)    (25,920)  (123,550)   (50,840)
Income (Loss) from Discontinued
 Operations                         (281,000)     90,026   (357,046)   177,327
                                     -----------------------------------------
Net Income (Loss)                  $(342,775)   $ 64,106  $(480,596) $ 126,487
                                     =========================================

Earnings Per Share
 Income (loss) from continuing
  operations                       $   (0.01)   $  (0.01) $   (0.01) $   (0.01)
 Income (loss) from discontinued
  operations                           (0.01)       0.01      (0.01)      0.01
                                     =========================================
 Basic and diluted earnings per
  share                            $   (0.01)   $   0.01  $   (0.01) $    0.01


Weighted Average Number of Common
 Shares Outstanding
 Basic and Diluted                40,396,338  34,714,761 40,396,338 34,714,761
                                  ============================================

           Transportation Logistics Int'l Inc. and Subsidiaries
          Consolidated Condensed Interim Statements of Cash Flows




                                                Six Months Ended
                                                    June 30,
                                               2003            2002
                                            -------------------------
                                                             Restated


Cash Provided by (Used in) Operating
 Activities
 Continued                                   $      0      $       0
 Discontinued                                  (2,757)       (23,667)
                                              -------        -------
 Net Cash Provided by (Used in)
  Operating Activities                         (2,757)       (23,667)
                                              -------        -------

Cash and Equivalents at Beginning of Period     2,757         23,667
                                              -------        -------
Cash and Equivalents at End of Period        $      0      $       0
                                              =======        =======

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

DISCONTINUATION OF OPERATIONS

As of June 30, 2003 the Company had discontinued all of its operations. Historical results have been restated, therefore, to reflect the discontinuation.



ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS


Results of Operations

Effective as of June 30, 2003, the Company terminated the operations of Xcalibur Xpress, the only operation which had been continuing prior to that date. The Company is liquidating the assets of Xcalibur Xpress and is using the proceeds to reduce its debts.

The Company has no business operations at this time. The Company is negotiating with various entities for one or more acquisitions of operating companies in the field of transportation and logistics. Any such acquisition, however, will involve the issuance of a large number of shares of capital stock.

Liquidity and Capital Resources

The Company has no operating assets and $1,380,791 in net liabilities. The Company will be unable to satisfy its liabilities unless its creditors agree to compromise their claims in connection with the Company's acquisition of an operating business.

ITEM 3.  CONTROLS AND PROCEDURES

Michael Margolies, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of June 30, 2003. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Margolies performed his evaluation.

                      PART II   -   OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K.

Reports on Form 8-K.  None

Exhibits:

        31 Rule 13a-14(a) Certification
        32 Rule 13a-14(b) Certification

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TRANSPORTATION LOGISTICS INT'L, INC.


Date: September 26, 2003       By: /s/ Michael Margolies
                               -----------------------------------
                               Michael Margolies, Chief Executive Officer,
                                Chief Financial Officer, Chief Accounting
                                Officer


                    *       *       *       *       *

                 EXHIBIT 31: Rule 13a-14(a) Certification

I, Michael Margolies, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Transportation Logistics Int'l, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.


Date: September 26, 2003         /s/ Michael Margolies
                                 ------------------------------------------
                                 Michael Margolies, Chief Executive Officer

                   *       *       *       *       *


                EXHIBIT 32: Rule 13a-14(b) Certification


The undersigned officer certifies that this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Transportation Logistics Int'l, Inc.

A signed original of this written statement required by Section 906 has been provided Transportation Logistics Int'l, Inc. and will be retained by Transportation Logistics Int'l, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.



September 26, 2003	/s/ Michael Margolies
                        ------------------------------------------
                        Michael Margolies (Chief executive officer)