Form 10QSB
period 2003-09-30
TRANSPORTATION LOGISTICS INTL INC
filed 2003-11-19
CIK 1055313

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                              November 18, 2003
                        Common Voting Stock: 41,548,338


Transitional Small Business Disclosure Format (check one):   Yes [ ]  No  [X]

PART 1 - FINANCIAL INFORMATION

           Transportation Logistics Int'l Inc. and Subsidiaries
               Consolidated Condensed Interim Balance Sheet
                            September 30, 2003


Assets                                    $         -
                                           ==========
Liabilities and Stockholders' Equity
 Current Liabilities
 Convertible debenture                        200,000
 Net liabilities of discontinued operations   308,966
                                           ----------
 Total Current Liabilities                    508,966

 Loan payable - officer                       871,825
                                           ----------
 Total Liabilities                          1,380,791
                                           ----------

Stockholders' Equity
 Common stock, no par value; 50,000,000
  shares authorized, 40,631,990 shares
  issued and 40,396,338 outstanding         3,659,492
 Additional paid-in capital - stock options    36,748
 Retained earnings                         (3,582,544)
 Less:  treasury stock, 235,652 shares
  at cost                                    (522,537)
 Consulting services to be provided          (971,950)
                                            ---------
 Total Stockholders' Equity                (1,380,791)
                                            ---------
Total Liabilities and Stockholders'
 Equity                                   $         -
                                            =========

             Transportation Logistics Int'l Inc. and Subsidiaries
            Consolidated Condensed Interim Statements of Operations






                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                     2003         2002      2003         2002
                                  ---------------------------------------------
                                                Restated               Restated

Revenues                         $       -   $       -    $      -    $     -


Operating Expenses                       -           -           -          -
                                   -------     -------     -------    -------

Gross Profit                             -           -           -          -
                                   -------     -------     -------    -------
Operating Expenses
 Selling, general and
  administrative                         -           -           -          -
 Stock issued for consulting
  services                               -      25,080     123,550     75,920
                                   -------     -------     -------    -------
 Total Operating Expenses                -      25,080     123,550     75,920
                                   -------     -------     -------    -------

Loss Before Discontinued Operations      -     (25,080)   (123,550)   (75,920)
Income (Loss) From Discontinued
 Operations                              -     (48,799)   (357,046)   124,528
                                   -------     -------     -------    -------
Net Income (Loss)                $       -   $ (73,879) $ (480,596)  $ 48,608
                                   =======     =======     =======    =======
Earnings Per Share:
 Income (loss) continuing
  operations                     $       -   $       -  $        -   $      -
 Income (loss) from discontinued
  operations                             -           -       (0.01)         -
 Basic and diluted earnings per    -------     -------     -------    -------
  share                          $       -   $       -  $    (0.01)  $      -
                                   =======     =======     =======    =======

Weighted Average Number of
 Common Shares Outstanding:
  Basic and diluted             40,396,338  41,409,205  40,396,338 41,409,205

             Transportation Logistics Int'l Inc. and Subsidiaries
            Consolidated Condensed Interim Statements of Cash Flows






                                                   Nine Months Ended
                                                      September 30,

                                                  2003            2002
                                                ------------------------
                                                                Restated

Cash Used in Operating Activities
 Continued                                      $      -      $      -
 Discontinued                                     (2,757)      (23,667)
                                                  ------        ------
     Net Cash Used in Operating Activities        (2,757)      (23,667)
                                                  ------        ------

Net Decrease in Cash and Equivalents              (2,757)      (23,667)

Cash and Equivalents at Beginning of Period        2,757        23,667
                                                  ------        ------
Cash and Equivalents at End of Period           $      -      $      -
                                                  ======        ======

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

ITEM 3.  CONTROLS AND PROCEDURES

     Michael Margolies, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of September 30, 2003. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

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

                                 TRANSPORTATION LOGISTICS INT'L, INC.


Date: November 18, 2003          By: /s/ Michael Margolies
                                 -------------------------------------------
                                 Michael Margolies, Chief Executive Officer,
                                 Chief Financial Officer, Chief Accounting
                                  Officer


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

   b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


                                     -8-


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

Date: November 18, 2003          /s/ Michael Margolies
                                 ------------------------------------------
                                 Michael Margolies, Chief Executive Officer


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

Date: November 18, 2003          /s/ Michael Margolies
                                 ------------------------------------------
                                 Michael Margolies (Chief executive officer)