Form 10KSB
period 2003-12-31
TRANSPORTATION LOGISTICS INTL INC
filed 2004-04-14
CIK 1055313

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the fiscal year ended December 31, 2003.
                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from ____________ to ___________

                         Commission File No. 0-25319

                     TRANSPORTATION LOGISTICS INT'L, INC.
           ------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      State the issuer's revenues for its most recent fiscal year: $65,533

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing.

  The aggregate market value of the Registrant's common stock, no par value, held by non-affiliates as of April 8, 2004 was $157,707

As of April 8, 2004, the number of shares outstanding of the Registrant's common stock was 41,548,338 shares, no par value.

Transitional Small Business Disclosure Format:    Yes [ ]   No  [X]

                 DOCUMENTS INCORPORATED BY REFERENCE: None



             FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

    This Report contains certain forward-looking statements regarding Transportation Logistics, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant risks are:

    * the fact that Transportation Logistics has no assets and a large amount of debt, which may prevent it from acquiring an operating company.

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

                                   PART 1

Item 1.  BUSINESS

    Transportation Logistics Int'l Inc. is a transportation logistics management company. Prior to 2003 we were engaged in a variety of transpor-tation and transportation-related activities. During 2003 we terminated all of our operations.

    We are now engaged in looking for one or more operating businesses to acquire. Our priority would be to acquire businesses engaged in transportation-related activities, to which we could apply our expertise.

Employees

    The Company has no employees.

Item 2.  PROPERTIES

    Transportation Logistics does not own any real property. Its offices are located at the Company's headquarters in East Orange, which we lease on an at will basis.

Item 3.  LEGAL PROCEEDINGS

    In December 2001 Transportation Logistics commenced action in the United States District Court for the District of New Jersey against Columbine Financial Solutions, Inc. and Lawrence G. Alpert. The action alleges that the defendants breached a contract to purchase 1,200,000 shares of our common stock for $600,000. Since the defendants did pay a total of $214,000, $386,000 in damages are alleged. The defendants have answered the complaint. Discovery proceedings are taking place.

    In April 2002 Transportation Logistics commenced action in the United States District Court for the District of New Jersey against Rewico Investment Limited, a U.K. corporation, and Rewico International GMBH. The action alleges that the defendants defrauded Transportation Logistics in connection with its acquisition of the U.S. operations of Rewico in 2000. $546,000 in damages are alleged, and rescission of the issuance of 2,487,432 shares of Transportation Logistics common stock is demanded. The defendants have not yet answered the complaint.

    Michael Seeley, the holder of a Convertible Debenture issued by the Company in the principal amount of $200,000, commenced action in the District Court for the City and County of Denver, State of Colorado, against the Company. The action alleges that the Company has defaulted in payment of the principal and $40,000 in interest accrued on the debenture. During 2003 Mr. Seeley obtained a judgment against the Company for $240,000.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) Market Information

    Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol "TRPL." The following table sets forth the bid prices quoted for our common stock on the OTC Bulletin Board during the last two years.




                                        Bid
Period:                           High      Low
------------------------------------------------------
Jan. 1, 2002 - Mar. 31, 2002     $  .22    $  .06
Apr. 1, 2002 - June 30, 2002     $  .13    $  .05
July 1, 2002 - Sep. 30, 2002     $  .06    $  .02
Oct. 1, 2002 - Dec. 31, 2002     $  .04    $  .01

Jan. 1, 2003 - Mar. 31, 2003     $  .01    $  .01
Apr. 1, 2003 - June 30, 2003     $  .01    $  .01
July 1, 2003 - Sep. 30, 2003     $  .01    $  .01
Oct. 1, 2003 - Dec. 31, 2003     $  .01    $  .01


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

    (d) Sale of Unregistered Securities

    The Company did not sell any securities during 2003 that were not registered under the Securities Act of 1933.

    (e) Repurchase of Equity Securities

    The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 4th quarter of 2003.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

    Effective as of June 30, 2003, the Company terminated the operations of Xcalibur Xpress, the only operation which had been continuing prior to that date. The Company liquidated the assets of Xcalibur Xpress and used the proceeds to reduce its debts. In its financial statements for 2003 the Company recorded a $1,620,260 "loss from discontinued operations of subsidiary."

    The only revenue recorded by the Company for 2003 was $65,533 that it was paid for consulting services rendered. At the present time the Company has no business operations. The Company intends to negotiate for one or more acquisitions of operating companies in the field of transportation and logistics. Any such acquisition, however, will involve the issuance of a large number of shares of capital stock. Moreover it is unlikely that the Company will be able to achieve any acquisition unless management is able to negotiate compromises with the Company's principal creditors.

Liquidity and Capital Resources

    The Company has no operating assets and $2,718,525 in net liabilities. The Company will be unable to satisfy its liabilities unless its creditors agree to compromise their claims in connection with the Company's acquisition of an operating business.

Item 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

Item 8.  FINANCIAL STATEMENTS

    The Company's financial statements, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8A.  CONTROLS AND PROCEDURES

    Michael Margolies, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2003. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Margolies performed his evaluation.

                                 PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    This table identifies our management team. Directors serve until the next annual meeting of shareholders and until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors.

                                                             Director
Name                   Age     Position with the Company     Since
------------------------------------------------------------------------------
Michael Margolies      76      Chairman, Chief Executive     2000
                                Officer, Chief Financial
                                Officer,  Secretary
Stanley Chason         75      Director                      2001

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

    Audit Committee

    The Board of Directors does not have an audit committee financial expert. The Board of Directors has not attempted to recruit an audit committee financial expert because the Company does not have any business operations.

    Code of Ethics

    The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few members of management.

    Compliance with Section 16(a) of the Exchange Act

    None of the officers, directors or 10% shareholders of the Company failed to file on a timely basis reports required during 2003 under Section 16(a) of the Exchange Act.

Item 10.  EXECUTIVE COMPENSATION

    This table itemizes the compensation we paid to Michael Margolies, who served as our Chief Executive Officer during 2003. There was no other officer whose salary and bonus for services rendered during the year ended December 31, 2003 exceeded $100,000.




                           Compensation
                           Year  Salary    Stock Grant
                           ---------------------------
     Michael Margolies     2003   $ 0
                           2002   $ 0         (1)
                           2001   $ 0
________________________


(1) Mr. Margolies received a restricted stock grant of 10,000,000 shares during 2002. The terms of the grant are described below.

    Restricted Stock Grant Program

    On May 28, 2002 the Company granted 10,000,000 shares of its common stock to Michael Margolies, its Chief Executive Officer, pursuant to the Company's Restricted Stock Grant Program (the "Program"). The grant repre
sented the entirety of the 10,000,000 shares included in the Program.   The
shares issued under the Program are subject to the following restrictions:

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

    4. The restrictions shall also lapse as to all restricted shares on the first to occur of (i) the termination of Mr. Margolies' employment with the Company by reason of his disability, (ii) Mr. Margolies' death, (iii) termina tion of Mr. Margolies'employment by the Company without good reason, or (iv) a change of control of the Company. The Program defines "Change of Control" as an acquisition by a person or group of more than 50% of the Company's out standing shares, a transfer of the Company's property to an entity of which the Company does not own at least 50%, or the election of directors constitut ing a majority of the Board who have not been approved by the existing Board.

    On May 1, 2004 Mr. Margolies will forfeit 2,000,000 of the At-Risk
Shares due to the Company's failure to achieve the revenue threshold for 2003.

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






                         Amount and
                         Nature of
Name and Address         Beneficial        Percentage
of Beneficial Owner (1)  Ownership (2)     of Class
---------------------------------------------------------------------
Michael Margolies        21,834,939(3)     52.6%

Stanley Chason                2,500         0.1%

All Officers and
 Directors As a
 Group (2 persons)       21,837,439        52.5%

Rewico Investment
 Limited                  2,487,432         6.0%
City House
9, Cranbrook Road
Ilford, Essex UK IG14EA

____________________________________

(1) Except as noted, the address of all shareholders is c/o Transportation Logistics Int'l, Inc., 136 Freeway Drive East, East Orange, NJ 07018
(2)  All shares are owned of record unless otherwise indicated
(3) Includes 2,618,350 shares owned by the Margolies Family Trust. The Trustee of the Margolies Family Trust is Mr. Margolies' spouse, and the beneficiaries of the Trust are Mr. Margolies' spouse and children.
     Also includes 10,000,000 shares which are subject to the terms of the Restricted Stock Grant Program. 2,000,000 of those shares will be forfeited on May 1, 2004.

Equity Compensation Plan Information

    The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as
of December 31, 2003.                         Weighted        Number of
                                              average         securities
                            Number of         exercise        remaining
                            securities        price of        available for
                            to be issued      outstanding     future issuance
                            upon exercise     options,        under equity
                            of outstanding    warrants        compensation
                            options           and rights      plans

-----------------------------------------------------------------------------
Equity compensation plans
 approved by security
 holders..................          0               --               0

Equity compensation plans
 not approved by security
 holders*.................          0               --         812,500
                            ------------------------------------------

 Total....................          0               --         812,500
                            ==========================================


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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    From time to time, Transportation Logistics has borrowed money from the Margolies Family Trust. The trustee of the Margolies Family Trust is the wife of our Chairman, and the beneficiaries of the Trust are his wife and children. The balance due from Transportation Logistics to the Trust at December 31, 2003 was $1,020,210. The loan does not bear interest. Although there is no agreement as to when the loan will be repaid, the Trust has waived payment until after 2004. Accordingly, the loan is classified as a "long-term liability" on our balance sheet.

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

21   Subsidiaries -  Transportation Logistics Int'l, Inc., a New York
                      corporation
                     Xcalibur Express, Inc.

31   Rule 13a-14(a) Certification

32   Rule 13a-14(b) Certification


    (c) Reports on Form 8-K

    None

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Audit Fees

    Rosenberg Rich Baker Berman & Company billed $14,295 to the Company for professional services rendered for the audit of our 2003 financial statements and review of the financial statements included in our reports on Form 10-QSB for the first three quarters of 2003.

    Audit-Related Fees

    Rosenberg Rich Baker Berman & Company billed $0 to the Company in
2003 for assurance and related services that are reasonably related to the performance of the 2003 audit or review of the quarterly financial statements.

    Tax Fees

    Rosenberg Rich Baker Berman & Company billed $0 to the Company in 2003 for professional services rendered for tax compliance, tax advice and tax planning.

    All Other Fees

    Rosenberg Rich Baker Berman & Company billed $0 to the Company in 2003 for services not described above.

   It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.




                          Independent Auditors' Report

To the Board of Directors and Stockholders of Transportation Logistics Int'l Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheet of Transportation Logistics Int'l Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, comprehensive income, shareholders equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transportation Logistics Int'l Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating loss raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Bridgewater, New Jersey
April 9, 2004



Rosenberg Rich Baker Berman & Company



           Transportation Logistics Int'l Inc. and Subsidiaries
                        Consolidated Balance Sheet
                            December 31, 2003




    Assets

      Cash                                      $     1,564
                                                 ----------

      Total Assets                              $     1,564
                                                 ==========


    Liabilities and Stockholders' Equity

      Current Liabilities
       Accounts payable and accrued expenses        132,388
       Convertible debenture (NOTE 10)              200,000
       Net liabilities of discontinued
        operations (NOTE 4)                       1,365,927
                                                 ----------
      Total Current Liabilities                   1,698,315

      Loan payable (NOTE 8)                       1,020,210
                                                 ----------

      Total Liabilities                           2,718,525
                                                 ----------

    Commitments and Contingencies (NOTE 9)                -

    Stockholders' Equity
      Preferred stock, $.01 par value;
       5,000,000 shares authorized, and 0
       shares issued and outstanding                      -
      Common stock, no par value;
       50,000,000 shares authorized,
       40,631,990 shares issued and
       40,396,338 shares outstanding              3,659,492
      Additional paid-in capital -
       stock options (NOTE 3)                        36,748
      Retained earnings (deficit)                (5,430,664)
      Consulting services to be provided
       (NOTE 7)                                    (460,000)
      Less:  treasury stock, 235,652 shares
       at cost                                     (522,537)
                                                 ----------
    Total Stockholders' Equity                   (2,716,961)
                                                 ----------
    Total Liabilities and Stockholders' Equity  $     1,564
                                                 ==========




See notes to the consolidated financial statements.


            Transportation Logistics Int'l Inc. and Subsidiaries
                   Consolidated Statements of Operations


                                                    Year Ended December 31,
                                                      2003         2002
                                                    -----------------------
                                                                (Restated)

Operating Revenues (NOTES 1 and 4)                 $    65,533   $       -

Direct Operating Expenses                                    -           -
                                                    ----------    --------
Gross Profit                                            65,533           -
                                                    ----------    --------

Operating Expenses
 Selling, general and administrative                   138,489      50,150
 Stock based compensation (NOTE 7)                     635,500     302,700
                                                    ----------    --------
 Total Operating Expenses                              773,989     352,850
                                                    ----------    --------

(Loss) Before Income Taxes                            (708,456)   (352,850)
(Provision) Benefit for Income Taxes (NOTE 2)                -           -
                                                    ----------    --------
(Loss) Before Discontinued Operations                 (708,456)   (352,850)

Discontinued Operations (NOTE 4)
   Loss from discontinued operations of subsidiary
    (net of tax effect of $0)                       (1,620,260)   (407,201)
                                                    ----------    --------
Net (Loss)                                         $(2,328,716)  $(760,051)
                                                    ==========    ========

Earnings (Loss) Per Share (NOTE 1)
 (Loss) from continuing operations                 $     (0.02)  $   (0.01)
 (Loss) from discontinued operations                     (0.04)      (0.01)
                                                    ----------    --------
 Basic and diluted earnings (loss) per share       $     (0.06)  $   (0.02)
                                                    ==========    ========

Weighted Average Number of Common Shares
 Outstanding (Restated)
 Basic                                              40,396,338  34,374,627
                                                    ==========  ==========

 Diluted                                            40,396,338  34,374,627
                                                    ==========  ==========






See notes to the consolidated financial statements.


            Transportation Logistics Int'l Inc. and Subsidiaries
              Consolidated Statements of Comprehensive Income



                                                    Year Ended December 31,
                                                      2003           2002
                                                   --------------------------
Net (Loss)                                        $(2,328,716)  $  (760,051)

Other Comprehensive Income
 Foreign Currency Translation Adjustment                    -        54,706
                                                   ----------    ----------
Other Comprehensive (Loss) Income Before Tax                -        54,706

Income Tax Expense Related to Other
 Comprehensive Income                                       -             -
                                                   ----------    ----------
Other Comprehensive (Loss) Income Net of Tax                -        54,706
                                                   ----------    ----------
Comprehensive (Loss)                              $(2,328,716)  $  (705,345)
                                                   ==========    ==========






See notes to the consolidated financial statements.


             Transportation Logistics Int'l Inc. and Subsidiaries
               Consolidated Statement of Shareholders' Equity
                   Years Ended December 31, 2003 and 2002


                                                                                                 Additional
                                                                         Accumulted              Paid-in    Consulting
                    Preferred Stock     Common Stock                     Other                   Capital -  Services
                    --------------- ----------------------  Retained     Comprehensive Treasury  Stock      to be
                     Shares  Amount   Shares      Amount    Earnings     Income        Stock     Options    Provided      Total
----------------------------------------------------------------------------------------------------------------------------------

Balance December
 31, 2001                - $   -    22,227,205 $ 2,261,292  $(2,341,897) $  (54,706)  $ (456,675) $36,748 $        -  $  (555,238)
                    --------------------------------------------------------------------------------------------------------------

Foreign currency
 translation             -     -             -           -            -      54,706            -        -          -       54,706

Issuance of common
 stock for consulting
 services                -     -     9,110,000     798,200            -           -            -        -   (798,200)           -

Shares issued for other
 compensation            -     -    10,000,000     600,000            -           -            -        -   (600,000)           -

Shares surrendered in
 connection with sale
 of TLI (UK)             -     -      (940,867)          -            -           -      (65,862)       -          -      (65,862)

Net loss for the years
 ended December 31, 2002 -     -             -           -     (760,051)          -            -        -          -     (760,051)

Amortization of prepaid
 consulting services     -     -             -           -            -           -            -        -    302,700      302,700
                       ----------------------------------------------------------------------------------------------------------
Balance December
 31, 2002                -     -    40,396,338   3,659,492   (3,101,948)          -     (522,537)  36,748 (1,095,500)  (1,023,745)

Net loss for the year
 ended December
 31, 2003                -     -             -           -   (2,328,716)          -            -        -          -   (2,328,716)

Amortization of
 prepaid consulting
 services                -     -             -           -            -           -            -        -    635,500      635,500
                       -----------------------------------------------------------------------------------------------------------
Balance December
 31, 2003                -  $  -    40,396,338 $ 3,659,492  $(5,430,664)   $      -   $ (522,537) $36,748 $ (460,000) $(2,716,961)
                       ===========================================================================================================




See notes to the consolidated financial statements.




            Transportation Logistics Int'l Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows


                                                    Year Ended December 31,
                                                     2003           2002
                                                  --------------------------
                                                                 (Restated)
Cash Flows From Operating Activities

  Continuing Operations
   Loss before income taxes                      $  (708,456)   $ (352,850)
   Amortization of stock based compensation          635,500       302,700
   Adjustments to Reconcile Net Income to Net
    Cash Used In Operating Activities
    (Decrease) increase in accounts payable
     and accrued expenses                             38,304         2,521
                                                   ---------     ---------
   Cash Used by Continuing Operations                (34,652)      (47,629)
                                                   ---------     ---------

  Discontinued Operations
   Loss before income taxes                       (1,620,260)     (407,201)
   Adjustments to reconcile net loss to
    net cash Used In discontinued operations
    (Increase) decrease in net assets of
     discontinued operations                       1,663,135       433,920
                                                   ---------     ---------
     Cash Provided By Discontinued Operations         42,875       (26,719)
                                                   ---------     ---------
  Net Cash Provided by (Used in) Operating
   Activities                                          8,223       (20,910)
                                                   ---------     ---------
  Cash from financing activities
   Proceeds from loan payable                        111,417             -
   Repayment of long term debt                      (120,833)            -
                                                   ---------     ---------
  Net Cash Used in Financing Activities               (9,416)            -
                                                   ---------     ---------

  Net Decrease in Cash and Equivalents                (1,193)      (20,910)

  Cash and Equivalents at Beginning of Period          2,757        23,667
                                                   ---------     ---------
  Cash and Equivalents at End of Period           $    1,564    $    2,757
                                                   =========     =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                                        $        -    $        -
                                                   =========     =========

  Income taxes                                    $        -    $        -
                                                   =========     =========


See notes to the consolidated financial statements.


             Transportation Logistics Int'l Inc. and Subsidiaries
                Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Organization

    Transportation Logistics Int'l, Inc. (TLI or the Company) is an international logistics management company which owned and operated several subsidiaries, each of which did business within the various facets of transportation including intermodal trucking, factoring receivables and employee leasing for logistic companies. In 2003 the Company discontinued all of those operations by May 2003. Since May 2003, the Company has been providing consulting services while seeking new business ventures.

    The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses, and has a working capital deficit as of December 31, 2003. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise additional capital in the future; however there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

    Effective April 1, 1999 the Company was assigned all of the issued and outstanding capital stock of Transportation Logistics Int'l (UK), a United Kingdom corporation, Pupil Transportation, Inc., a New Jersey Corporation and CDA North America, Inc., a New York corporation (the subsidiaries) from Transportation Equities, Inc. (assignor). The Company was sold in 2002.

    Effective March 26, 1999 the Company acquired all the shares and assets of Transportation Logistics Int'l UK (TLIUK) formerly Avair Freight Services Ltd. (UK), an international freight brokerage company. The Company issued 100,000 common shares (524,000 restated common shares) to the former shareholders of Avair Freight Services (UK) Ltd.

    Effective June 4, 2001, the Company entered into an operating agreement with Humanaforce Logistics, LLC and Subsidiaries. In accordance with the operating agreement the Company had a 51% interest in Humanaforce Logistics, LLC and Subsidiaries. The Company ceased operations in October 2002.

    Effective May 23, 2002, the Company acquired all of the outstanding capital stock of Xcalibur Express, Inc., which provided intermodal trucking and delivery, warehousing and third party logistics for its clients. The capital stock was acquired in exchange for (1) the Company's understanding to provide financial services to Xcalibur Express and (2) the agreement by the Company to forebear immediate collection of $200,000 owed by Xcalibur Express to the Company. The Company ceased operations and declared bankruptcy in 2003.

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

    Principles of Consolidation

    The accompanying consolidated balance sheet at December 31, 2003 includes the accounts of the Company and its wholly owned subsidiaries
    Transportation Logistics Int'l (UK), Pupil Transportation, Inc. Excalibur Express, Inc. All material inter-company accounts and transactions have been eliminated.

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

     Long-lived Assets

     In March, 1995 the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed of". SFAS 121 required that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also establishes the procedures for review of recover ability and measurement of impairment, if necessary, of long-lived assets and certain identifiable intangibles to be held and used by an entity. Management has determined that no impairment of the respective carrying value has occurred as of December 31, 2003.





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

     Comprehensive Income

     For foreign operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. The foreign currency translation at December 31, 2003 and 2002 was $0 and $54,706, respectively.

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

NOTE 2 - INCOME TAXES

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

     The deferred tax assets are attributable to net operating losses.

     Deferred taxes consist of the following:

     Total deferred tax assets, non current   $  1,920,000

     Total valuation allowance                  (1,920,000)
                                                ----------
     Net deferred tax assets                  $          -
                                                ==========

     During 2003 and 2002 the valuation allowance increased $920,000 and $400,000, respectively.

        Transportation Logistics Int'l Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

NOTE 2 - INCOME TAXES, Continued

     The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense is as follows:

                                           December 31,
                                         2003       2002
                                       ------------------

        Tax at US statutory rate        34 %          34 %

        State income taxes, net of
         federal benefit                 6 %           6 %

        Foreign taxes                    -           (21)%

        Other reconciling items and
         valuation allowance           (40)%         (19)%
                                       ---           ---
        Income tax provision             0 %           0 %
                                       ===           ===

     As of December 31, 2003, the Company has approximately $4,800,000 available net operating loss carryforwards which may be used to reduce Federal and State taxable income and tax liabilities in future years. The net operating loss carryforward expires in 2022.

NOTE 3 - STOCKHOLDERS' EQUITY

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

     Qualified and Non-Qualified Shares Under Option as of December 31, 2003



                                                         Weighted
                                                         Average
                                                         Option
                                           Options       Price
                                      --------------------------------
          Outstanding, January 1, 2003     $      -      $ 1.75
          Granted during the year                 -           -
          Canceled during the year                -        1.75
          Exercised during the year               -           -
                                            -------      ------
          Outstanding, December 31, 2003   $      -      $    -
                                            -------      ------

          Eligible for exercise, end of
           year                            $      -      $    -
                                            =======      ======



   At December 31, 2003, there were 812,500 shares reserved for future grants.

   The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for its stock option plan. An alternative method of accounting for stock options is SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and this compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company's stock option plan been determined as prescribed by SFAS 123, there would have been no effect on the pro forma income statements for 2003 and 2002.



           Transportation Logistics Int'l Inc. and Subsidiaries
              Notes to the Consolidated Financial Statements

NOTE 3 - STOCKHOLDERS' EQUITY, Continued

     For stock transactions with other than employees, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". Accordingly, compensation expense of $0 has been recognized for stock options and warrants during 2003 and 2002.

NOTE 4 - DISCONTINUED OPERATIONS

     Effective April 19, 2002 the Company sold Transportation Logistic Int'l to four individuals, including James Thorpe, who had been a Member of the Board of Directors and President of the Company. The purchase price consisted of (a) $35,000 to be paid between November 2002 and April 2003 and (b) 940,867 shares of its common stock which were surrendered by Mr. Thorpe. As part of the transaction TLI (UK) and its purchasers agreed that if within the next two years they participated in the Translogistics Network or any similar cooperative global network of logistics provided, then 50% of the profits they derive from the network during the next five years will be paid to the Company. Net sales during 2002 was $858,842.

     In September 2002, the Company ceased providing employee leasing options through its 51% subsidiary Human Force Logistics, LLC and Subsidiaries. Net sales of Human Force Logistics, LLC was $3,857,071 in 2002.

     In December 2002, the Company ceased its operations of student transportation services through its subsidiary Pupil Transportation, Inc. Net sales of Pupil Transportation, Inc. was $2,328,074 in 2002.

     In 2002 the Company ceased its financial services (factoring) division. Net sales of the financial services division was $686,129 in 2002.

     In 2003 the Company ceased its intermodal trucking operations. Net sales of this division was $1,693,203 and $3,620,807 in 2003 and 2002, respectively.

     The 2002 income statement has been restated to reflect these changes.

NOTE 5 - EMPLOYMENT AND CONSULTANT AGREEMENTS

     The Company has an employment agreement with its principal officer expiring April 2007. This agreement provides for minimum compensation levels and for incentive bonuses which are payable if specified management goals are attained. The Company did not meet its goals in 2003.

NOTE 6 - CONCENTRATIONS OF CREDIT RISK

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

     Transportation Logistics Int'l Inc. and Subsidiaries
               Notes to the Consolidated Financial Statements



NOTE 7 - CONSULTING SERVICES TO BE PROVIDED

     Consulting services to be provided are recorded in connection with common stock issued to consultants for future services and are amortized over the period of the agreement, ranging from one to five years.

NOTE 8 - LOAN PAYABLE

     The loan payable of $1,020,210 is from a family trust, of which the wife of the chairman of the Company is the trustee. The loan is unsecured with no specific repayment terms and will not be repaid until after 2004.

NOTE 9 - LITIGATION

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

     The Company and its subsidiaries are defendants in lawsuits filed by its former vendors. The Company has judgements filed against them. These judgements that amounted to $178,728 are included in net liabilities of discontinued operations.

NOTE 10 - CONVERTIBLE DEBENTURES

     On June 14, 2001, the Company issued a convertible debenture for $200,000 which bears interest at the rate of 20% per annum and is due one year from the date of issue. In accordance with the agreement the debenture is convertible into common stock of the Company at a conversion rate of $.75 from the date of issuance through September 30, 2001. The conversion period has been extended. In addition, the debenture includes warrants to purchase 20,000 shares of common stock at $1.50 that expired on June 30, 2003. Included in accounts payable is $40,000 of accrued interest and accrued expenses on these debentures. The convertible debentures are in default.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.

     This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

           Transportation Logistics Int'l Inc. and Subsidiaries
                  Notes to the Consolidated Financial Statements

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS, Continued

     In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The adoption of this statement did not have a significant impact on the Company's results of operations of financial position.

     In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

     In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is did not have a significant impact on the Company's results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company's results of operations or financial position.



              Transportation Logistics Int'l Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


NOTE 12 - RESTRICTED STOCK GRANT PROGRAM

     On May 28, 2002 the Company granted 10,000,000 shares of its common stock to Michael Margolies, its Chief Executive Officer, pursuant to the Company's Restricted Stock Grant Program (the "Program"). The grant represented the entirety of the 10,000,000 shares included in the Program. The shares issued under the Program are subject to the following restrictions:

     1. After this fiscal year and each of the following four fiscal years (2002 through 2006) one-fifth of the shares granted (the "At-Risk Shares") will be forfeited if the Company's revenue during the year does not exceed the following thresholds:

          2003 -  $ 6,000,000
          2004 -  $ 8,000,000
          2005 -  $10,000,000
          2006 -  $12,000,000

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

                               By: /s/ Michael Margolies
                               -------------------------------------------
                               Michael Margolies,  Chief Executive Officer

    In accordance with the Exchange Act, this Report has been signed below on April 12, 2004 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Michael Margolies          Chief Executive Officer, Chief Financial
---------------------           Officer, Chief Accounting Officer
Michael Margolies

/s/ Stanley Chason             Director
---------------------
Stanley Chason



                   *       *       *       *       *

                               Exhibit 31

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

    3. Based on my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of ths disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any changes in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

    5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: April 12, 2004        /s/ Michael Margolies
                            --------------------------------------------
                            Michael Margolies, Chief Executive Officer
                             and Chief Financial Officer


                    *       *       *       *       *


                               EXHIBIT 32

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

April 12, 2004                    /s/ Michael Margolies
                                  -----------------------------------
                                  Michael Margolies (Chief executive
                                   officer and chief financial officer)