Form 10QSB
period 2004-03-31
TRANSPORTATION LOGISTICS INTL INC
filed 2004-05-17
CIK 1055313

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                         Commission File No. 0-25319


                     TRANSPORTATION LOGISTICS INT'L, INC.
                 --------------------------------------------
                (Name of Small Business Issuer in its Charter)


              Colorado                               84-1191355
  --------------------------------------------------------------------------
 (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
  incorporation or organization)

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                          May 10, 2004
                          Common Voting Stock: 39,548,338


Transitional Small Business Disclosure Format (check one):   Yes [ ]  No  [X]

PART 1 - FINANCIAL INFORMATION



           Transportation Logistics Int'l Inc. and Subsidiaries
                        Consolidated Balance Sheet
                              March 31, 2004



Assets
   Cash                                       $        210
                                                ----------
      Total Assets                            $        210
                                                ==========

Liabilities and Stockholders' Equity
   Current Liabilities
    Accounts payable and accrued expenses          139,388
    Convertible debenture                          200,000
    Notes payable                                  100,000
    Net liabilities of discontinued operations   1,265,927
                                                ----------
      Total Current Liabilities                  1,705,315
                                                 ---------

    Loan payable                                 1,037,769
                                                 ---------
      Total Liabilities                          2,743,084

Commitments and Contingencies                            -

Stockholders' Equity
 Preferred stock, $.01 par value;
  5,000,000 shares authorized, and 0
  shares issued and outstanding                          -
 Common stock, no par value;
  50,000,000 shares authorized,
  40,631,990 shares issued
  and 40,396,338 shares outstanding              3,659,492
 Additional paid-in capital - stock options         36,748
   Retained earnings (deficit)                  (5,479,577)
   Consulting services to be provided             (437,000)
   Less:  treasury stock, 235,652 shares at
    cost                                          (522,537)
                                                ----------
      Total Stockholders' Equity                (2,742,874)
                                                ----------
      Total Liabilities and Stockholders'
       Equity                                 $        210
                                                ==========



See Notes to Consolidated Financial Statements

          Transportation Logistics Int'l Inc. and Subsidiaries
         Consolidated Condensed Interim Statements of Operations



                                           Three Months Ended
                                                March 31,
                                           2004          2003
                                                       Restated



Operating Revenues                      $  10,350     $       -

Direct Operating Expenses                       -             -
                                         --------      --------
Gross Profit                               10,350             -

Operating Expenses
 Selling, general and administrative       36,263        31,632
 Stock issued for consulting services      23,000        61,775
                                         --------      --------
Total Operating Expenses                   59,263        93,407
                                         --------      --------

Loss Before Income Taxes                  (48,913)      (93,407)

Provision for Income Taxes                      -             -
                                         --------      --------
Loss Before Discontinued Operations       (48,913)      (93,407)

Discontinued Operations                         -       (44,414)
                                         --------      --------
Net Loss                                $ (48,913)    $(137,821)
                                         ========      ========

Earnings Per Share
 Income from continuing operations      $    0.00     $    0.00
 Discontinued operations                     0.00          0.00
                                         --------      --------
 Basic and diluted earnings per share   $    0.00     $    0.00
                                         ========      ========

Weighted Average Number of Common
 Shares Outstanding
  Basic                                40,396,338    40,396,338
  Diluted                              40,396,338    40,396,338





See Notes to Consolidated Financial Statements

            Transportation Logistics Int'l Inc. and Subsidiaries
           Consolidated Condensed Interim Statements of Cash Flows



                                                      Three Months Ended
                                                           March 31,
                                                      2004          2003
                                                                  Restated

Cash Used in Operating Activities
 Continued                                         $  (18,913)  $  (21,721)
 Discontinued                                               -      (91,213)
                                                     --------     --------
   Net Cash Used in Operating Activities              (18,913)    (112,934)
                                                     --------     --------

Cash Flows From Financing Activities
 Loan payable, net                                     17,559      110,177
                                                     --------     --------
   Net Cash Provided by Financing Activities           17,559      110,177
                                                     --------     --------

Net (Decrease) in Cash and Equivalents                 (1,354)      (2,757)
Cash and Equivalents at Beginning of Period             1,564        2,757
                                                     --------     --------
Cash and Equivalents at End of Period              $      210   $        -
                                                     ========     ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
   Interest                                        $        -   $   20,048
   Income taxes                                    $        -   $        -




See Notes to Consolidated Financial Statements

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

     Effective as of June 30, 2003, the Company terminated the operations of Xcalibur Xpress, the only operation which had been continuing prior to that date. The Company liquidated the assets of Xcalibur Xpress and used the proceeds to reduce its debts. In its financial statements for the first quarter of 2003 the Company recorded a $44,414 "loss from discontinued operations of subsidiary."

     The only revenue recorded by the Company for the first quarter of 2003 was $65,533 that it was paid for consulting services rendered. At the present time the Company has no business operations. The Company intends to negotiate for one or more acquisitions of operating companies in the field of transportation and logistics. Any such acquisition, however, will involve the issuance of a large number of shares of capital stock. Moreover it is unlikely that the Company will be able to achieve any acquisition unless management is able to negotiate compromises with the Company's principal creditors.

Liquidity and Capital Resources

     The Company has no operating assets and $2,743,084 in net liabilities. The Company will be unable to satisfy its liabilities unless its creditors agree to compromise their claims in connection with the Company's acquisition of an operating business.

ITEM 3.  CONTROLS AND PROCEDURES

     Michael Margolies, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of March 31, 2004. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

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

                                TRANSPORTATION LOGISTICS INT'L, INC.


Date: May 11, 2004              By: /s/ Michael Margolies
                                ----------------------------------
                                Michael Margolies, Chief Executive
                                 Officer, Chief Financial Officer, Chief
                                 Accounting Officer

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

Date: May 11, 2004              /s/ Michael Margolies
                                --------------------------------------------
                                Michael Margolies, Chief Executive Officer



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

Date: May 11, 2004                /s/ Michael Margolies
                                  ------------------------------------------
                                  Michael Margolies (Chief executive officer)