Form 10QSB
period 2004-06-30
TRANSPORTATION LOGISTICS INTL INC
filed 2004-08-16
CIK 1055313

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                         Commission File No. 0-25319

                     TRANSPORTATION LOGISTICS INT'L, INC.
                --------------------------------------------
               (Name of Small Business Issuer in its Charter)


               Colorado                           84-1191355
     ------------------------------------------------------------------
     (State or Other Jurisdiction of         (I.R.S. Employer I.D. No.)
  incorporation or organization)

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                           August 13, 2004
                           Common Voting Stock: 49,733,347


Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

PART 1 - FINANCIAL INFORMATION

           Transportation Logistics Int'l Inc. and Subsidiaries
                          Consolidated Balance Sheet
                               June 30, 2004





     Assets

   Cash                                          $     2,477
                                                      ------
     Total Assets                                $     2,477
                                                      ======


     Liabilities and Stockholders' Equity

   Current Liabilities
    Accounts payable and accrued expenses            137,388
    Convertible debenture                            200,000
    Notes payable                                    100,000
    Net liabilities of discontinued operations     1,265,927
                                                   ---------
     Total Current Liabilities                     1,703,315

   Loan payable                                    1,055,294
                                                   ---------
   Total Liabilities                               2,758,609
                                                   ---------

   Commitments and Contingencies                           -

   Stockholders' Equity
    Preferred stock, $.01 par value;
     5,000,000 shares authorized, and 0
     shares issued and outstanding                         -
    Common stock, no par value;
     50,000,000 shares authorized,
     46,260,686 shares issued and
     46,496,338 shares outstanding                 4,764,492
    Additional paid-in capital - stock options        36,748
    Retained earnings (deficit)                   (5,737,418)
    Consulting services to be provided            (1,297,417)
    Less: treasury stock, 235,652 shares at cost    (522,537)
                                                   ---------
     Total Stockholders' Equity                   (2,756,132)
                                                   ---------
     Total Liabilities and Stockholders' Equity  $     2,477
                                                   =========


See Notes to Consolidated Financial Statements

           Transportation Logistics Int'l Inc. and Subsidiaries
          Consolidated Condensed Interim Statements of Operations



                                          Three Months           Six Months
                                             Ended                 Ended
                                            June 30,              June 30,
                                      --------------------  -------------------
                                       2004          2003    2004         2003
                                       ----          ----    ----         ----

Revenues                             $       0  $       0  $   10,350  $      0

Operating Expenses                           0          0           0         0
                                        -----------------    ------------------
Gross Profit                                 0          0      10,350         0
                                        -----------------    ------------------
Operating Expenses
 Selling, general and administrative    13,258          0      49,521         0
 Stock issued for consulting services  244,583     61,775     267,583   123,550
                                       ------------------     -----------------
Total Operating Expenses               257,841     61,775     317,104   123,550
                                       ------------------     -----------------

Loss Before Discontinued Operations   (257,841)   (61,775)   (306,754) (123,550)
                                       ------------------    ------------------

Income (Loss) from Discontinued
 Operations                                  0   (281,000)         0   (357,046)
                                       ------------------    ------------------
Net Income (Loss)                    $(257,841) $(342,775) $(306,754) $(480,596)
                                       ==================    ==================

Earnings Per Share
 Income (loss) from continuing
  operations                         $   (0.01) $   (0.01) $   (0.01) $   (0.01)
 Income (loss) from discontinued
  operations                              0.00      (0.01)      0.00      (0.01)
                                       ------------------       ---------------
 Basic and diluted earnings per
  share                              $   (0.01) $   (0.02) $   (0.01) $   (0.02)
                                       ==================       ===============
Weighted Average Number of Common
 Shares Outstanding
 Basic and Diluted                  46,496,338 40,396,338 46,496,338 40,396,388



See Notes to Consolidated Financial Statements

           Transportation Logistics Int'l Inc. and Subsidiaries
         Consolidated Condensed Interim Statements of Cash Flows



                                                 Six Months Ended
                                                     June 30,
                                               --------------------
                                                 2004        2003
                                               --------    --------
Cash Used in Operating Activities
 Continued                                    $ (34,171)  $       0
 Discontinued                                         -      (2,757)
                                               --------    --------
 Net Cash Used in Operating Activities          (34,171)    (91,213)

Cash Flows From Financing Activities
 Proceeds from loan payable, net                 35,084           0
                                               --------    --------
 Net Cash Provided by Financing Activities       35,084           0
                                               --------    --------
 Net (Decrease) in Cash and Equivalents             913      (2,757)

 Cash and Equivalents at Beginning of Period      1,564       2,757
                                               --------    --------
 Cash and Equivalents at End of Period        $   2,477   $       -
                                               ========    ========

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

ACQUISITION OF ADVANCED MEDICAL DIAGNOSTICS, LLC

On June 1, 2004 the Company. acquired the entire membership interest in Advanced Medical Diagnostics LLC ("AMD"). AMD is engaged in the business of manufacturing and distributing the "Advanced Medical Diagnostics HIV (1 & 2) Rapid Test." The membership interests in AMD were acquired by the Company in exchange for 100,000 shares of the Company's common stock. The Company also agreed to issue 500,000 shares of its common stock to the management of AMD as employment incentives.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

     Effective as of June 30, 2003, the Company terminated the operations of Xcalibur Xpress, the only operation which had been continuing prior to that date. The Company liquidated the assets of Xcalibur Xpress and used the proceeds to reduce its debts. In its financial statements for the first half of 2003 the Company recorded a $281,000 "loss from discontinued operations of subsidiary."

     The only revenue recorded by the Company for the first half of 2004 was $10,350 that it was paid for consulting services rendered. At the present time the Company has only one business operation: its newly acquired subsidiary, Advanced Medical Diagnostics LLC. However, Advanced Medical Diagnostics has not generated any revenue to date.

     The Company intends to negotiate for one or more acquisitions of operating companies in the field of transportation and logistics or in the field of medicine. Any such acquisition, however, will involve the issuance of a large number of shares of capital stock. Moreover it is unlikely that the Company will be able to achieve any acquisition unless management is able to negotiate compromises with the Company's principal creditors.

Liquidity and Capital Resources

     The Company has no operating assets and $2,758,609 in net liabilities. The Company will be unable to satisfy its liabilities unless its creditors agree to compromise their claims in connection with the Company's acquisition of an operating business.

ITEM 3.  CONTROLS AND PROCEDURES

     Michael Margolies, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of June 30, 2004. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Margolies performed his evaluation.



PART II   -   OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K.

       Reports on Form 8-K. Report dated June 1, 2004 concerning acquisition of Advanced Medical Diagnostics, LLC

       Exhibits:

       31 Rule 13a-14(a) Certification
       32 Rule 13a-14(b) Certification

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TRANSPORTATION LOGISTICS INT'L, INC.


Date: August 13, 2004       By: /s/ Michael Margolies
                            -------------------------------------------
                            Michael Margolies, Chief Executive Officer,
                             Chief Financial Officer, Chief Accounting
                             Officer


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

Date: August 13, 2004            /s/ Michael Margolies
                                 ------------------------------------------
                                 Michael Margolies, Chief Executive Officer


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

Date: August 13, 2004            /s/ Michael Margolies
                                 ------------------------------------------
                                 Michael Margolies (Chief Executive Officer)