Form 10QSB/A
period 2004-06-30
TRANSPORTATION LOGISTICS INTL INC
filed 2004-09-13
CIK 1055313

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                               FORM 10-QSB/A
                             (Amendment No. 1)

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the quarterly period ended June 30, 2004

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the transition period from _____ to _____

                          Commission File No. 0-25319

                     TRANSPORTATION LOGISTICS INT'L, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

              Colorado                                84-1191355
 ---------------------------------------------------------------------------
 (State or Other Jurisdiction of                (I.R.S. Employer I.D. No.)
  incorporation or organization)

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


Amendment No. 1
---------------

The Registrant is filing this Amendment No. 1 to its quarterly report in order to consolidate in the Registrant's financial statements the financial statements of Advanced Medical Diagnostics LLC, which the Registrant acquired on June 1, 2004.

PART 1 - FINANCIAL INFORMATION



           Transportation Logistics Int'l Inc. and Subsidiaries
                         Consolidated Balance Sheet
                               June 30, 2004

Assets
 Current Assets
  Cash                               $     2,477
                                         -------
 Total Current Assets                      2,477

Goodwill                                  23,622
                                         -------
 Total Assets                        $    26,099
                                         =======

Liabilities and Stockholders' Equity
 Current Liabilities
  Accounts payable and accrued
   expenses                              137,388
  Convertible debenture                  200,000
  Notes payable                          100,000
  Net liabilities of discontinued
   operations                          1,265,927
  Due to officers'                         2,205
                                       ---------
 Total Current Liabilities             1,705,520

Loan payable                           1,055,294
                                       ---------
 Total Liabilities                     2,760,814

Commitments and Contingencies                  -

Stockholders' Equity
 Preferred stock, $.01 par value;
  5,000,000 shares authorized,
  and 0 shares issued and outstanding          -
 Common stock, no par value;
  50,000,000 shares authorized,
  46,260,686 shares issued and
  46,496,338 shares outstanding        4,765,492
 Additional paid-in capital -
  stock options                           44,748
 Retained earnings (deficit)          (5,725,001)
 Consulting services to be provided   (1,297,417)
 Less:  treasury stock, 235,652
  shares at cost                        (522,537)
                                       ---------
 Total Stockholders' Equity           (2,734,715)
                                       ---------
 Total Liabilities and Stockholders'
  Equity                             $    26,099
                                       =========




See Notes to Consolidated Financial Statements

           Transportation Logistics Int'l Inc. and Subsidiaries
          Consolidated Condensed Interim Statements of Operations




                               Three Months Ended         Six Months Ended
                                    June 30,                   June 30,
                              2004            2003       2004           2003
                              --------------------      ---------------------
Revenues                      $       -  $       -     $   10,350  $        -
Operating Expenses                    -          -              -           -
                              --------------------      ---------------------
Gross Profit                          -          -         10,350           -

Operating Expenses
 Selling, general and
  administrative                    841          -         37,103           -
 Stock issued for consulting
  services                      244,583     61,775        267,583     123,550
                              --------------------      ---------------------
Total Operating Expenses        245,424     61,775        304,686     123,550
                              --------------------      ---------------------
Loss Before Discontinued
 Operations                    (245,424)   (61,775)      (294,336)   (123,550)

Income (Loss) from
 Discontinued Operations              -   (281,000)             -    (357,046)
                               -------------------      ---------------------
Net Income (Loss)             $(245,424) $(342,775)    $ (294,336) $ (480,596)
                               ===================      =====================

Earnings Per Share
 Income (loss) from
  continuing operations       $   (0.01) $   (0.01)    $    (0.01) $    (0.01)
 Income (loss) from
  discontinued operations          0.00      (0.01)          0.00       (0.01)
                               -------------------      ---------------------
 Basic and diluted earnings
  per share                   $   (0.01) $   (0.02)    $    (0.01) $    (0.02)
                               ===================      =====================
Weighted Average Number of
 Common Shares Outstanding
 Basic and Diluted           46,496,338 40,396,338     46,496,338  40,396,338
                             =====================     ======================




See Notes to Consolidated Financial Statements

           Transportation Logistics Int'l Inc. and Subsidiaries
          Consolidated Condensed Interim Statements of Cash Flows




                                                 Six Months Ended
                                                     June 30,
                                                2004          2003
                                               --------------------
Cash Used in Operating Activities
 Continued                                    $ (36,376)   $      -
 Discontinued                                         -      (2,757)
                                                -------     -------
 Net Cash Used in Operating Activities          (36,376)    (91,213)
                                                -------     -------
Cash Flows From Financing Activities
 Proceeds from loan payable, net                 37,289           -
                                                -------     -------
 Net Cash Provided by Financing Activities       37,289           -
                                                -------     -------

Net (Decrease) in Cash and Equivalents              913      (2,757)

Cash and Equivalents at Beginning of Period       1,564       2,757
                                                -------     -------
Cash and Equivalents at End of Period         $   2,477    $      -
                                                =======     =======



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

ACQUISITION OF ADVANCED MEDICAL DIAGNOSTICS, LLC

On June 1, 2004 the Company acquired the entire membership interest in Advanced Medical Diagnostics LLC ('AMD'). AMD began operations on October
30, 2003 and is engaged in the business of manufacturing and distributing the 'Advanced Medical Diagnostics HIV (1 & 2) Rapid Test.' The membership interests in AMD were acquired by the Company in exchange for 100,000 shares of the Company's common stock. The Company also agreed to issue 500,000 shares of its common stock to the management of AMD as employment incentives.

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition:

        Goodwill arising in the acquisition             $  23,622
	Current liabilities                                 2,205
                                                           ------
        Net assets acquired                             $  21,417
                                                           ======

The following pro forma information is based on the assumption that the acquisition took place as of January 1, 2004:

	                                     June 30, 2004

        Revenues                             $    10,350
        Net Income (Loss)                       (341,651)
        Earnings (Loss) Per Share                  (0.01)





RESTATEMENT OF FINANCIAL RESULTS

The Company has restated its financial statements for the six months ended June 30, 2004. The restated financial results properly reflect the June 1, 2004 acquisition of Advanced Medical Diagnostics, LLC. The impact on the Company's financial results as originally reported is summarized below.



                                Three Months Ended         Six Months Ended
                                   June 30, 2004            June 30, 2004
                            --------------------------  -----------------------
                                 As            As          As            As
                              Reported      Restated    Reported      Restated
                            --------------------------  -----------------------
Total Assets                $     2,477  $    26,099   $     2,477 $    26,099
Accumulated Deficit          (5,737,418)  (5,725,001)   (5,737,418) (5,725,001)
Net Income (Loss)              (257,841)    (245,424)     (306,754)   (294,336)
Earnings (Loss) Per Share         (0.01)       (0.01)        (0.01)      (0.01)

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

Liquidity and Capital Resources

The Company has no operating assets and $2,758,337 in net liabilities. The Company will be unable to satisfy its liabilities unless its creditors agree to compromise their claims in connection with the Company's acquisition of an operating business.

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

                                TRANSPORTATION LOGISTICS INT'L, INC.


Date: September 10, 2004        By: /s/ Michael Margolies
                                -----------------------------------
                                Michael Margolies, Chief Executive
                                 Officer, Chief Financial Officer, Chief
                                 Accounting Officer