Form 10QSB
period 2004-09-30
GLOBAL CONCEPTS, LTD.
filed 2004-11-12
CIK 1055313

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____

                         Commission File No. 0-25319

                          GLOBAL CONCEPTS, LTD.
               --------------------------------------------
              (Name of Small Business Issuer in its Charter)

       Colorado                                      84-1191355
      ----------------------------------------------------------------
      (State or Other Jurisdiction of       (I.R.S. Employer I.D. No.)
      incorporation or organization)

                  14 Garrison Inn Lane, Garrison, NY 10524
                  ----------------------------------------
                  (Address of Principal Executive Offices)

                 Issuer's Telephone Number: (845) 424-4100

                   Transportation Logistics Int'l, Inc.
                -----------------------------------------
               (Former Name, if Changed Since Last Report)

              136 Freeway Drive East, East Orange, NJ 07018
              ---------------------------------------------
              (Former Address, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),  and (2) has been subject
to such filing requirements for the past 90 days.      Yes [X]    No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                            November 12, 2004
                     Common Voting Stock: 50,000,000

Transitional Small Business Disclosure Format (check one):   Yes     No [X]

                       PART I - FINANCIAL INFORMATION

                    GLOBAL CONCEPTS LTD AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEET
                            SEPTEMBER 30, 2004



ASSETS
                                                     2004
                                                  ---------
CURRENT ASSETS
 Cash                                           $       227
                                                  ---------
        Total current assets                            227
                                                  ---------

OTHER ASSETS
  Deposit on acquisition                            250,000
  Goodwill                                           23,524
                                                  ---------
        Total other assets                          273,524
                                                  ---------
TOTAL ASSETS                                    $   273,751
                                                  =========


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
 Accounts payable and accrued expenses          $   135,509
 Notes payable                                      350,000
 Convertible debentures                             200,000
 Net liabilities of discontinued operations       1,265,927
                                                  ---------
        Total current liabilities                 1,951,436

 Loan payable                                     1,076,619
                                                  ---------
        Total liabilities                         3,028,055

STOCKHOLDERS' DEFICIT
 Preferred stock, $ no par value,;
  5,000,000 shares authorized,
  and 1,000,000 shares issued
  and outstanding                                    10,000
 Common stock, no par value,
  50,000,000 shares authorized,
  47,000,000 shares issued and
  47,000,000 outstanding                          4,405,644
 Additional paid-in capital                          36,748
  Deficit                                        (5,807,780)
 Consulting services to be provided              (1,398,916)
                                                  ---------
        Total stockholders' deficit              (2,754,304)
                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $   273,751
                                                  =========







The accompanying notes are an integral part of these consolidated condensed financial statements.

                    GLOBAL CONCEPTS LTD. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                    Three Months Ended      Nine Months Ended
                                   2004            2003    2004           2003
                                  ---------------------------------------------
Revenues                          $       -   $        -  $  10,350   $       -
Operating expenses                        -            -          -           -
                                   ---------------------   --------------------
Gross profit                              -            -     10,350           -

Operating expenses
 Selling, general and
  administrative                     36,861            -     86,382           -
 Stock issued for consulting
  services                           33,501            -    301,084     123,550
                                   ---------------------   --------------------
Total operating expenses             70,362            -    387,466     123,550
                                   ---------------------   --------------------

Loss before discontinued
 operations                         (70,362)           -   (377,116)   (123,550)

Income (loss) from discontinued
 operations                               -            -          -    (357,046)
                                   ---------------------   --------------------
Net (loss)                          (70,362)           -   (377,116)   (480,596)
                                   =====================   ====================

Earnings per share
 (Loss) from continuing operations    (0.01)           -      (0.01)          -

 (Loss) from discontinued
  operations                              -            -          -       (0.01)

 Basic and diluted earnings per
  share                               (0.01)           -      (0.01)      (0.02)

Weighted average number of common
 shares outstanding basic
 and diluted                     46,412,721   40,396,338 42,522,254  40,396,338






The accompanying notes are an integral part of these consolidated condensed financial statements.

                   GLOBAL CONCEPTS LTD  AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                  Nine Months Ended
                                                    September 30,
                                                2004            2003
                                               ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Continued                                    $ (377,116)   $       -
 Discontinued                                          -       (2,757)
 Amortization of stock based compensation        301,084            -

 Adjustments to reconcile net (loss) to
  net cash used in operating activities
  (Increase) in investment                      (250,000)           -
  Increase in accounts payable and accrued
   expenses                                        3,121            -
                                               ---------     --------
     Net cash (used in) operating activities    (322,911)      (2,757)
                                               ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from loan payable-net                  321,574            -
 Payment of net liabilites of discountinued
  operations                                    (100,000)           -
 Proceeds from note payable                      100,000            -
                                               ---------     --------
    Net cash provided by financing activites     321,574            -
                                               ---------     --------
NET INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS                                      (1,337)      (2,757)

CASH AND CASH EQUIVALENTS - BEGINNING OF
 PERIOD                                            1,564        2,757
                                               ---------     --------
CASH AND CASH EQUIVALENTS - END OF PERIOD     $      227    $       -
                                               =========     ========




The accompanying notes are an integral part of these consolidated condensed financial statements.

                    Global Concepts, Ltd. and Subsidiaries
       Notes to the Consolidated Condensed Interim Financial Statements


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

DISCONTINUATION OF OPERATIONS

As of June 30, 2003 the Company had discontinued all of its operations that existed prior to that date. Historical results for periods prior to June 30, 2003 have been restated, therefore, to reflect the discontinuation.

ACQUISITION OF ADVANCED MEDICAL DIAGNOSTICS, LLC

On June 1, 2004 the Company acquired the entire membership interest in Advanced Medical Diagnostics LLC ("AMD"). AMD is engaged in the business of manufacturing and distributing the "Advanced Medical Diagnostics HIV (1 & 2) Rapid Test." The membership interests in AMD were acquired by the Company in exchange for 100,000 shares of the Company's common stock. The Company also agreed to issue 500,000 shares of its common stock to the management of AMD as employment incentives.

DEPOSIT TOWARD ACQUISITION OF CLTA

In September 2004 the Company entered into an agreement to acquire sixty percent (60%) of the capital stock of Compagnie Logistique de Transports Automobiles ("CLTA"). CLTA is a French corporation located in Nugent sur Oise, France. Its principal business is warehousing automobiles for Peugeot and Citroen, then completing the final dealer preparation work before the automobiles are delivered. The Company paid a deposit of $250,000 pursuant to the agreement, which is recorded on the Company's balance sheet as "Deposit on acquisition."

The Company borrowed the funds used to pay the deposit from Kevin Waltzer, a shareholder of the Company. The terms on which the Company will repay Mr. Waltzer have not been determined.

SUBSEQUENT EVENT - ACQUISITION OF CLTA

On October 1, 2004 the Company completed its acquisition of 60% of CLTA by paying $250,000 in addition to the deposit of $250,000 previously paid. The Company also agreed to loan up to $500,000 to CLTA if requested by the Board of Directors of CLTA prior to December 31, 2004. The Company also agreed to guarantee a lease of ten trucks/trailers needed to fulfill CLTA's new contract with CAT/Peugeot.

The Company borrowed the additional $250,000 used to purchase CLTA from Kevin Waltzer, bringing to $500,000 the Company's total debt to Mr. Waltzer. The terms on which the Company will repay Mr. Waltzer have not been determined.

SUBSEQUENT EVENT - ACQUISITION OF J&J MARKETING

On October 1, 2004 the Company acquired an eighty percent (80%) ownership interest in J&J Marketing, LLC. J&J Marketing LLC is a New York limited liability company that is engaged in the business of producing and distributing non-medicated pharmaceutical personal care products under the trademark "Savage Beauty ." The Company acquired the interest in J&J Marketing in exchange for 100,000 shares of the Company's common stock.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

     Effective as of June 30, 2003, the Company terminated the operations of Xcalibur Xpress, the only operation which had been continuing prior to that date. The Company liquidated the assets of Xcalibur Xpress and used the proceeds to reduce its debts. In its financial statements for the first nine months of 2003 the Company recorded a $357,046 "loss from discontinued operations of subsidiary."

     The only revenue recorded by the Company for the first nine months of 2004 was $10,350 that it was paid for consulting services rendered. Between June 1, 2004 and October 1, 2004, however, the Company acquired three new businesses: Advanced Medical Diagnostics LLC, Compagnie Logistique de Transports Automobiles ("CLTA"), and J&J Marketing, LLC. Advanced Medical
Diagnostics has not generated any revenue to date.   CLTA and J&J Marketing
were acquired on October 1, 2004 and, accordingly, their financial results are not reflected in the Company's financial statements for the period ended September 30, 2004. In its annual report for 2004, the Company will record revenue from the operations of J&J Marketing and CLTA.

Liquidity and Capital Resources

     At September 30, 2004 the Company had no operating assets and $3,028,055 in net liabilities. The subsequent acquisitions of J&J Marketing and CLTA increased the Company's operating assets, but did not ameliorate its debt situation. The Company will be unable to satisfy its liabilities unless its creditors agree to compromise their claims. In addition, the Company has committed to provide up to $500,000 if requested by the Board of CLTA prior to December 31, 2004. Any funds provided to CLTA would have to be borrowed by the Company; but the Company does not have a firm commitment from any lender to provide the funds.

ITEM 3.  CONTROLS AND PROCEDURES

     Michael Margolies, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of September 30, 2004. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

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

Item 6.   Exhibits and reports on Form 8-K.

       Reports on Form 8-K. Report dated June 1, 2004 concerning acquisition of Advanced Medical Diagnostics, LLC

       Exhibits:

       3a-1 Articles of Amendment of Articles of Incorporation filed on
            November 8, 2004
       31   Rule 13a-14(a) Certification
       32   Rule 13a-14(b) Certification


                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GLOBAL CONCEPTS, LTD.


Date: November 12, 2004          By: /s/ Michael Margolies
                                 --------------------------
                                 Michael Margolies, Chief
                                  Executive Officer, Chief
                                  Financial Officer, Chief
                                  Accounting Officer