Form 10KSB
period 2004-12-31
GLOBAL CONCEPTS, LTD.
filed 2005-05-19
CIK 1055313

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2004.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from ____________ to ___________

                           Commission File No. 0-25319

                              GLOBAL CONCEPTS, LTD.
                             ----------------------
             (Exact name of the Registrant as specified in Charter)

               Colorado                                     84-1191355
      ---------------------------                    -------------------------
     (State or other jurisdiction                   (I.R.S. Employer ID Number)
    of incorporation or organization)

                    14 Garrison Inn Lane, Garrison, NY 10524
                    (Address of principal executive offices)

        Registrant's Telephone Number, including Area Code: 845-424-4100

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State the issuer's revenues for its most recent fiscal year: $5,286,000.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing.

The aggregate market value of the Registrant's common stock, $.001 par value, held by non-affiliates as of May 18, 2005 was $7,732,782.

As of May 18, 2005, the number of shares outstanding of the Registrant's common stock was 89,395,454 shares, no par value.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                    DOCUMENTS INCORPORATED BY REFERENCE: None

               FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

      This Report contains certain forward-looking statements regarding Global Concepts, its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ materially from the results suggested in this Report. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                     PART 1

Item 1.  BUSINESS

      Global Concepts, Ltd. was organized in 1998 under the name "Transportation Logistics Int'l, Inc." During its first five years, it was engaged in a number of transportation-related businesses. Those were gradually terminated or sold, and in July 2003 the last of our transportation-related subsidiaries terminated operations. Since July 2003 we have changed our corporate name, and expanded our focus. We have been investigating business opportunities in a wide variety of fields, and we continue to do so. Since June 2004 we have invested in three businesses, each of which is now a subsidiary of Global Concepts. These three are now the business operations of Global Concepts.

      Our parent company, Global Concepts, has only three employees: our Chairman, our Secretary, and his administrative assistant. The executive offices of Global Concepts are leased from the family of our Secretary, Michael Margolies, for a fee of $1,000 per month.

      COMPAGNIE LOGISTIQUE DE TRANSPORTS AUTOMOBILES

      On October 1, 2004 Global Concepts acquired sixty percent (60%) of the capital stock of Compagnie Logistique de Transports Automobiles ("CLTA"). The remaining 40% is owned by four French individuals, two of whom are the senior management of CLTA. CLTA is a French corporation whose executive offices are located in Nugent sur Oise, France.

      Over 90% of  CLTA's  business  arises  from its  contract  with  Compagnie
D'Affretement et de Transport ("CAT"), the company responsible for all distribution of Peugeot and Citroen automobiles in Europe. CLTA warehouses the vehicles, completes the final dealer preparation work before the automobiles are delivered, and delivers the automobiles to dealerships throughout Europe. CLTA also performs brake installation and testing of new cars for Peugeot. CLTA has the exclusive contract to perform the warehousing and vehicle preparation services required by CAT. It currently performs about 12% of the distribution work required by CAT, but believes that portion can increase if CLTA obtains the funds needed to purchase additional vehicle transporters.

      CLTA currently leases a fleet of 63 auto transporters as well as 38 other vehicles used in its warehousing and preparation activities. CLTA's immediate plans are to expand its fleet of auto transporters in order to increase its share of CAT's distribution business. CLTA is also actively pursuing other firms in the same or similar business as potential acquisition targets, its goal being to accomplish the same end as purchasing a larger fleet. Since the business potential from its relationship with CAT is considerable, CLTA has no immediate plans to initiate any other lines of business.

      CLTA's largest expense, after rent and labor, is insurance. For 2005 CLTA will maintain policies with three insurers, and pay over 288,000 Euros (@ $375,000).

      CLTA's administrative offices and its warehousing location are located in a facility leased by CLTA in Chambly, France for a term ending June 2013. CLTA also has long-term leases for two parking facilities.

      CLTA currently has 136 full-time employees. None of them is represented by a union.

      ADVANCED MEDICAL DIAGNOSTICS, LLC

      Advanced Medical Diagnostics LLC was organized in the Fall of 2003. In June 2004 Global Concepts acquired 100% of the equity in Advanced Medical Diagnostics.

      Advanced Medical Diagnostics has developed a kit which enables an individual to test his or her blood for evidence of HIV infection. The test is manually-performed and visually read. It can be completed in less than 15 minutes with the blood obtained from a finger puncture. Properly utilized, the test will identify the presence of HIV-1 infection and/or HIV-2 infection with over 99% accuracy.

      Human Immunodeficiency Viruses type 1 and type 2 ("HIV") are etiological agents of the acquired immunodeficiency syndrome ("AIDS"). HIV has been isolated from patients with AIDS, AIDS-related complex, and from healthy individuals at high risk for AIDS. Infection with HIV is followed by an acute flu-like illness. This phase may remain unnoticed and the relationship to HIV infection may not be clear in many cases. The acute phase is typically followed by an asymptomatic carrier state, which progresses to clinical AIDS in about 50% of infected individuals within ten years after seroconversion. Serological evidence of HIV infection may be obtained by testing for HIV antigens or antibodies in serum of individuals suspected of HIV infection. Antigens can generally be detected only during the acute phase and during the symptomatic phase of AIDS. Antibodies to HIV-1 and/or HIV-2 can be detected throughout virtually the total infection period, starting at or shortly after the acute phase and lasting until the end stage of AIDS. Therefore the use of highly sensitive antibody assays is the primary approach in serodiagnosis of HIV infection.

      Our "HIV (1+2) Rapid Self-Test Kit" contains an immunoassay for the qualitative detection of antibodies to HIV-1 and HIV-2 in human whole blood. The test is comprised of a single use test device and a single use vial containing a pre-measured amount of a buffered developer solution. Each component is sealed in separate compartments of a single couch to form the test. A fingerstick whole blood specimen is collected and transferred into the sterile pipette, two drops from the pipette are deposited into the well of the test cassette. Two drops of the developed solution are then added to the test cassette well. As the diluted specimen flows through the test cassette, it re-hydrates the protein-A gold colorimetric reagent contained in the device. As the specimen continues up the strip, it encounters the T zone. If the specimen contains antibodies that react with the antigens immobilized on the nitrocellulose membrane, a reddish-purple line will appear, indicating the presence of antibodies to HIV in the specimen.

      Advanced Medical Diagnostics owns no proprietary technology. The components of its HIV (1+2) Rapid Self-Test Kit are available to the public, and their utility for testing the presence of HIV infection is well-known. What Advanced Medical Diagnostics has added to the progress of medicine in this area is to organize the components into a kit that Advanced Medical Diagnostics is able to market profitably at a wholesale price of $5.20. To develop the kit, Advanced Medical Diagnostics has spent approximately $80,000 on research and development.

      The relatively low price of the kit makes it particularly attractive in the "Third World" countries of Africa, Asia and Latin America. In many of these countries AIDS is rapidly becoming a social and economic catastrophe. Still other countries in these regions are seeking pro-active solutions to prevent the spread of AIDS. For this reason, Advanced Medical Diagnostics has been engaged in active discussions with governments in each of these regions regarding distribution of the kit. Within recent months both China and Peru have approved the kit for sale in their countries. Others are expected to follow in the near future. To date, however, we have received only preliminary orders for testing quantities of the kits, which do not produce significant revenues.

      Advanced Medical Diagnostics has no plans to seek approval to market the HIV (1+2) Rapid Self-Test Kit in either the United States or the European Union. The cost of obtaining approval in these countries precludes us from doing so. Our market for the foreseeable future will include Asia, Africa and Latin America only. We have engaged dealers in each of those regions to market the HIV (1+2) Rapid Self-Test Kit, primarily to governments and non-governmental-organizations.

      The HIV (1+2) Rapid Self-Test Kit is manufactured for Advanced Medical Diagnostics by a single contractor located in China. Our arrangement with the manufacturer requires that we post a letter of credit in the amount that we will pay for the kits. We are not able at this time, therefore, to maintain an inventory of kits, but must manufacture to order using our customer's credit to support our credit.

      Advanced Medical Diagnostics employs five individuals, only one of whom is employed full-time. It will add additional employees as sales warrant. Its offices are located in an office building in East Orange owned by members of its management, and are provided free-of-charge.

      J & J MARKETING, LLC

      On October 1, 2004 Global Concepts acquired 80% of the equitable interest in J&J Marketing. The remaining 20% is owned by the founders of J&J Marketing, Jane and Michael Schub. The Schubs retained an option to repurchase the interest they sold to Global Concepts if, prior to May 15, 2005, Global Concepts enters bankruptcy proceedings or is party to a merger or acquisition or sale of assets in which it is not the surviving entity.

      J&J  Marketing  produces  and  sells a line  of six  skin  care  products, including cleanser, facial scrub, toner, moisturizer, lifting mask, and moisturizing eye serum. The products are all natural with many organic ingredients. They are free of chemicals and preservatives. J&J Marketing sells them under the trademark "Savage Beauty(TM)."

      The market for personal care products in the United States is dominated by a small number of industry giants, such as Avon, Proctor & Gamble, and Estee Lauder. Entry into that market is extremely difficult. J&J Marketing is seeking to enter the portion of that market devoted to natural and organic products, a niche which is more hospitable to small start-up brands. Nevertheless, even in that niche, J&J Marketing will face a considerable number of well-established brands, such as Kiss My Face, Weleda and Dr. Hauska that have already developed a presence in the market and can apply substantial financial resources to the task of preserving their market position.

      J&J Marketing will attempt to compete in this market by combining an emphasis on the purity of its contents with sophisticated product packaging. Our goal is to present a product that is equally at home in health food store or a luxury boutique, thus differentiating our products from the more "earthy" character often associated with natural products. We are also seeking to build a place in the market by developing advantageous marketing relationships with brokers and independent sales representatives, and the kind of specialty stores where the style of our products will be advantageous. Our largest customer to date, for example, has been the specialty food chain, Whole Foods Market.

      J&J Marketing commenced operations in 2002, as a part-time activity of its founders, Jane and Michael Schub. With the acquisition of J&J Marketing by Global Concepts in October 2004, our plan is to secure the funding that will enable this business to expand into a substantial business operation. To date we have marketed our products direct to stores, since we lacked sufficient inventory to permit us to engage a distributor. Now, however, J&J Marketing is engaged in redesigning our packaging in a manner which will substantially reduce production costs. This redesign will then be implemented in a production run of each product that will enable us to engage one or more distributors for Savage Beauty(TM). Once we have a distributor engaged, we will be able to market to the larger mass market retailers.

      Our products are manufactured to our order by an FDA- approved manufacturer located in South Carolina. We have not incurred any research and
development   expense,   since  product  formulation  was  carried  out  by  the
manufacturer under our direction. We presently carry a $2 million product liability policy, which we consider sufficient for our current level of operations.

      The operations of J&J Marketing are conducted from offices in New York State provided by Jane and Michael Schub free of charge. Until we obtain funds sufficient to expand our operations, Jane and Michael Schub will remain the only employees of J&J Marketing, and neither of them will be employed on a full-time basis.

Item 2. PROPERTIES

      The executive offices of Global Concepts are leased from the family of our Secretary, Michael Margolies, for a fee of $1,000 per month.

      CLTA's administrative offices and its warehousing location are located in a facility leased by CLTA in Chambly, France for a term ending June 2013. CLTA also has long-term leases for two parking facilities.

      The offices of Advanced Medical Diagnostics are located in an office building in East Orange owned by members of its management, and are provided free-of-charge.

      The operations of J&J Marketing are conducted from offices in New York State provided by Jane and Michael Schub free of charge

Item 3. LEGAL PROCEEDINGS

      None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A Special Meeting of the Shareholders was held on November 8, 2004. At the meeting the Shareholders:

      - approved a motion to amend the Articles of Incorporation to authorize the issuance of 500,000,000 shares of common stock. The vote was 38,808,494 votes in favor, 1,131,650 votes against, and no abstentions.

      -     approved a motion to amend the Articles of  Incorporation  to change
            the  corporate  name  to  "Global  Concepts,   Ltd."  The  vote  was
            39,939,044 votes in favor, 1,100 votes against, and no abstentions.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      (a) Market Information

      Our common stock has been listed for quotation on the OTC Bulletin Board under the trading symbol "GCCP.OB." The following table sets forth the bid prices quoted for our common stock on the OTC Bulletin Board during the two years ended December 31, 2004. The reported bid quotations represent inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                                       Bid
                                             ----------------------
Period:                                       High             Low
                                             -------        -------
Jan. 1, 2003 - Mar. 31, 2003                 $   .01        $   .01
Apr. 1, 2003 - June 30, 2003                 $   .01        $   .01
July 1, 2003 - Sep. 30, 2003                 $   .01        $   .01
Oct. 1, 2003 - Dec. 31, 2003                 $   .01        $   .01

Jan.1, 2004 - Mar. 31, 2004                  $   .01        $   .01
Apr. 1, 2004 - June 30, 2004                 $   .44        $   .01
July 1, 2004 - Sep. 30, 2004                 $   .19        $   .05
Oct 1, 2004 - Dec. 31, 2004                  $   .14        $   .03

      (b) Shareholders

      Our shareholders list contains the names of 93 registered shareholders of record. Based on recent requests for materials that we mailed to shareholders, we believe that the number of beneficial shareholders exceeds 800.

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

      (d) Sale of Unregistered Securities

      In October 2004 Global Concepts issued a total of 100,000 shares of common stock to the owners of J&J Marketing, LLC. The securities were issued in consideration for their transfer to Global Concepts of ownership of J&J Marketing LLC. The shares were valued at the market price on the date on which the shares were issued. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Global Concepts and who were acquiring the shares for their own accounts. There were no underwriters.

      In November 2004 Global Concepts sold two 5% Secured Convertible Debentures in the principal amount of $200,000 each. The sale was made to Cornell Capital Partners, LP in consideration of $360,000. The issuance was exempt pursuant to Section 4(2) of the Act since the issuance was not made in a public offering and was made to an entity whose principals had access to detailed information about Global Concepts and which was acquiring the shares for its own account. There were no underwriters.

      In November 2004 Global Concepts issued a total of 4,545,454 shares of common stock to Cornell Capital Partners, LP and Newbridge Securities Corporation. The shares were issued to Cornell Capital Partners, LP in consideration of its execution of the Standby Equity Distribution Agreement. The shares were issued to Newbridge Securities Corporation in consideration of services rendered in assisting Global Concepts in negotiating the Standby Equity Distribution Agreement. The issuance was exempt pursuant to Section 4(2) of the Act since the issuance was not made in a public offering and was made to entities whose principals had access to detailed information about Global Concepts and which were acquiring the shares for their own accounts. There were no underwriters.

      (e) Repurchase of Equity Securities

      The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 4th quarter of 2004.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      Global Concepts

      Effective as of June 30, 2003, the Company terminated the operations of Xcalibur Xpress, the only operation which had been continuing prior to that date. The Company liquidated the assets of Xcalibur Xpress and used the proceeds to reduce its debts. In its financial statements for 2004 the Company recorded a $167,000 "gain from discontinued operations of subsidiary."

      The only revenue recorded by the Company for the first nine months of 2004 was $10,350 that it was paid for consulting services rendered. Between June 1, 2004 and October 1, 2004, however, the Company acquired three new businesses:
Advanced Medical Diagnostics LLC, Compagnie Logistique de Transports Automobiles ("CLTA"), and J&J Marketing, LLC. Advanced Medical Diagnostics has not generated any revenue to date. CLTA and J&J Marketing were acquired on October 1, 2004 and, accordingly, their financial results for the fourth quarter of 2004 are reflected in the Company's consolidated financial statements for 2004.

      The financial results from J&J Marketing for 2004 were negligible. Accordingly, the results of operations reported for 2004 effectively represent the results of CLTA. CLTA carries on its business operations in Euros. In the following discussion, the financial results realized by CLTA have been expressed in U.S. Dollars at the conversion rate in effect on December 31, 2004.

      For the year ended December 31, 2004, the Company reported gross revenue of $5,286,000, almost entirely from CLTA. It incurred $4,208,000 in direct costs in producing those revenues, yielding a gross profit of $1,078,000.

      The gross profit from operations of CLTA exceeded the operating expenses incurred by Global Concepts that were or will be settled in cash. However, because it had little cash for most of 2004, Global Concepts settled some of its larger debts by issuing stock. This resulted in an expense of $3,662,000 attributable to stock-based compensation. Because of that expense, Global Concepts incurred a net loss of $3,955,000 for 2004.

Liquidity and Capital Resources

      Global Concepts at December 31, 2004 had a working capital deficit of $2,232,000, primarily due to liabilities in excess of $1.2 million continuing from the period prior to its acquisition of CLTA. CLTA itself has adequate working capital to carry on its operations.

      The sale of the 5% Convertible Debenture in November 2004 provided funds to Global Concepts that were used, in part, to repay a portion of the $500,000 loan that Global Concepts took for the purpose of acquiring CLTA. Another part of the proceeds was used to pay a deposit on additional vehicles to be used by CLTA. Global Concepts, therefore, has no significant cash assets and no source of credit. This may result in difficulties paying the creditors of Global Concepts, unless cash flow from CLTA is sufficient to service the debt of its parent.

Critical Accounting Policies and Estimates

      In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2004, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results:

      o Our determination, detailed in Note 3 to the Consolidated Financial Statements, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to if and when Global Concepts would commence profitable operations.

      o Our determination, referred to in Note 9 to the Consolidated Financial Statements, concerning the allowance for doubtful accounts that we maintain. As needed based on each customer's circumstances, we reserve an allowance for losses we may incur as a result of the customer's inability to make required payments. Any increase in the allowance results in a corresponding increase in our general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts each quarter, we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. If the financial condition of one or more of our customers deteriorates, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers' inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.

      o Our determination, described in Note 6 to the Consolidated Financial Statements, regarding the allocation of the purchase price of CLTA among liquid assets, fixed assets and goodwill. We made a preliminary allocation based on results to date, but will finalize the allocation as we accumulate more historical information on which to base a determination as to the fair value of the assets acquired. If our final determination results in an increased allocation to goodwill, and we determine that the goodwill is impaired, we could incur a write-down of the book value in 2005 (depending on our determination of the fair value of the goodwill), which would adversely affect our operating results.

      We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2004.

Off-Balance Sheet Arrangements

      We do not have any "off-balance sheet arrangements," as defined in the Regulations of the Securities and Exchange Commission.

Risk Factors That May Affect Future Results

      Our expectations regarding the future of Global Concepts will be realized only if we are able to avoid the adverse effects of many risks and contingencies. You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could have a substantial adverse effect on our future financial results. Those adverse results, in turn, could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

      We may be unable to satisfy our current debts.

      Our debts are far in excess of the book value of our assets. We are engaged in efforts to negotiate compromises and extensions with major creditors. If those negotiations are unsuccessful, however, our business will fail.

      We lack capital to fund our operations.

      At the beginning of 2004 Global Concepts had no operating businesses. At the end of the year we acquired three business operations. All three of them, however, will require capital in order to prosper. We have no capital at this time.

      The issuance of shares under our agreements with Cornell Capital Partners could increase our outstanding shares.

      Cornell Capital Partners owns a 5% Secured Convertible Debenture that it may convert into Global Concepts common stock. At the market price on May 18, 2005, the debenture could be converted into over 6,000,000 shares. The likely result of Cornell Capital Partners selling such large quantities of stock to the public would be a steep reduction in the market price of Global Concepts common stock. Since the conversion feature of the 5% Secured Convertible Debenture is determined by the market price, a reduction in the market price could result in even larger numbers of shares being issued, if Global Concepts were to take advantage of the full line of credit.

      None of our subsidiaries has sufficient business history to permit a reliable estimate of its future prospects.

      Our business operations are carried out by three subsidiaries. Advanced Medical Diagnostics was only recently organized and has no reported revenue. J&J Marketing was a part-time family business until we acquired it, and has minimal reported revenue. CLTA has a considerable business history, but only recently emerged from legal proceedings in France that substantially reorganized it. None of these companies, therefore, can point to a meaningful history of operations. In each of these companies we will face all of the risks of a start-up company, including uncertainty about access to the market, uncertainty about our ability to service the market, and uncertainty about our ability to operate efficiently.

      We may not be able to effectively manage a subsidiary in France.

      Our largest business operation is CLTA. CLTA is a French company with all of its business operations located in France. Its primary customers are French. No one associated with Global Concepts has any significant experience managing a business in France. It may occur that our ignorance about French business practices will prevent us from adequately overseeing the operations of this subsidiary.

      Our largest subsidiary has one primary customer, and would be seriously affected by any interruption of its business with that customer.

      CLTA is the only subsidiary of Global Concepts that currently generates more than nominal revenues. Over 90% of CLTA's business consists of warehousing, servicing and delivering automobiles for the company that distributes Peugeot and Citroen in Europe. If that business relationship were damaged, or if CLTA's customer suffered a serious business reverse, the adverse effect on CLTA's business could be dramatic.

      A downturn in the French economy would be likely to reduce demand for CLTA's services.

      The business of CLTA consists of warehousing and delivering new cars, primarily in France. If the economy of France suffers a recession and the volume of new car sales is reduced, the revenue earned by CLTA will likewise be reduced.

      Increased fuel prices will reduce the profits of our transportation subsidiary, CLTA.

      A significant portion of the business of CLTA - and the area in which its plans for expansion are focused - consists of transporting automobiles to dealerships in Europe. When fuel oil prices are high, as they are now relative to historical prices, CLTA's profit margins are reduced. If fuel oil prices remain high or climb even higher, it will have an adverse effect on CLTA's financial results.

      Our HIV testing kit does not contain any proprietary technology, and could be replicated by competitors.

      Our subsidiary, Advanced Medical Diagnostics, LLC developed its HIV (1+2) Rapid Self-Test Kit from readily-available components known to be effective in testing for HIV infection. We are already aware of one U.S. competitor who is following a business plan very similar to ours, distributing an HIV(1+2) testing kit in Asia and Africa. If we or our competitors are successful in marketing testing kits, additional competitors could easily introduce similar kits in competition with us.

      Our medical devices subsidiary does not have insurance against product liability claims.

      Advanced Medical Diagnostics, LLC is engaged in the business of distributing an HIV home-testing kit in Africa, Asia and Latin America. Advanced Medical Diagnostics does not have an insurance policy that will indemnify it against any product liability claims. Such a claim, if successfully prosecuted, could result in a judgment that Advanced Medical Diagnostics would be unable to pay, forcing it into bankruptcy.

      Global Concepts is not likely to hold annual shareholder meetings in the next few years.

      Since it became a public company in 2000, Global Concepts has never held an annual meeting of shareholders. The Board of Directors of Global Concepts consists of Michael Margolies, who has served since 2000, and Stanley Chason and Eduardo Rodriguez, who were appointed to the Board by Mr. Margolies. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. As a result, the shareholders of Global Concepts will have no effective means of exercising control over the operations of Global Concepts.

      The volatility of the market for Global Concepts common stock may prevent a shareholder from obtaining a fair price for his shares.

      The common stock of Global Concepts is quoted on the OTC Bulletin Board. Trading volume is usually relatively small, and prices vary dramatically from time to time. It is impossible to say that the market price on any given day reflects the fair value of Global Concepts, since the price sometimes moves up or down by 50% in a week's time. A shareholder in Global Concepts who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

      Only a small portion of the investment community will purchase "penny stocks" such as Global Concepts common stock.

      Global Concepts' common stock is defined by the SEC as a "penny stock" because it trades at a price less than $5.00 per share. Global Concepts' common stock also meets most common definitions of a "penny stock," since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for Global Concepts' common stock as long as it remains a "penny stock." This situation may limit the liquidity of your shares.

Item 7. FINANCIAL STATEMENTS

      The Company's financial statements, together with notes and the Report of Independent Certified Public Accountants, are set forth immediately following
Item 14 of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 8A. CONTROLS AND PROCEDURES

      The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The term refers to the controls and procedures of a company that are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on his evaluation, he concluded that the controls and procedures in place at that date were sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's reports filed under the Exchange Act will be disclosed on a timely basis in those reports.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      This table identifies our management team. Directors serve until the next annual meeting of shareholders and until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors. Director

                                                               Director
 Name              Age        Position with the Company        Since
 ----              ---        -------------------------        -----
Eduardo Rodriguez  43         Chairman, Chief Executive         2005
                                Officer, Chief Financial
                                Officer
Michael Margolies  77         Secretary, Director               2000
Stanley Chason     77         Director                          2001

      Eduardo Rodriguez has served as Chief Executive Officer of Global Concepts since March 2005. Mr. Rodriguez also serves as Chief Executive Officer of Headliners Entertainment Group, Inc. (OTCBB: HLEG), which is engaged in the business of operating comedy clubs and dance clubs throughout the United States. Mr. Rodriguez has been the Chief Executive Officer and a member of the Board of Directors of Headliners since 1999.

      Michael Margolies organized our first business operations in 1998. Mr. Margolies served as our Chief Executive Officer from 1998 until March 2005. Mr. Margolies previously served as Chief Executive Officer of U.S. Transportation Systems, Inc. from its creation in 1975. USTS was a NASDAQ-listed holding company involved in a diversified group of transportation-related businesses (e.g. bus charters, freight-hauling, bus leasing, limousines). Mr. Margolies left USTS in 1998 when it was sold to Precept Business Services, Inc. for approximately $43 million. Mr. Margolies currently also serves as a member of the Board of Directors of Headliners Entertainment Group, Inc. (OTCBB: HLEG).

      Stanley Chason became a director of Global Concepts in November 2001. From 1962 until his retirement in 1984, Mr. Chason held various positions with Gelco Corporation, a company listed on the New York Stock Exchange which is involved in all aspects of vehicle leasing. His last position with Gelco was as Executive Vice President and member of the Board of Directors. Mr. Chason was also Chairman and Chief Executive Officer of the Fleet and Management Services Division of Gelco.

Audit Committee; Compensation Committee

      The Board of Directors of Global Concepts does not have an audit or a compensation committee. The Board of Directors also does not have an audit committee financial expert. The Board of Directors has not been able to recruit an audit committee financial expert to join the Board of Directors because of the Company's poor financial condition.

Code of Ethics

      The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few members of management.

Compliance with Section 16(a) of the Exchange Act

      None of the directors, officers or beneficial owners of more than 10% of Global Concepts' common stock failed to file on a timely basis reports required during 2004 by Section 16(a) of the Exchange Act.

Item 10. EXECUTIVE COMPENSATION

      This table itemizes the compensation we paid to Michael Margolies, who served as our Chief Executive Officer during 2004. There was officer whose salary and bonus for services rendered during the year ended December 31, 2004 exceeded $100,000.

                                 Compensation
                               Year      Salary             Stock Grant
                               ----      ------             -----------
Michael Margolies.......       2004      $ 0
                               2003        0
                               2002        0                      (1)

----------
(1) Mr. Margolies received a restricted stock grant of 10,000,000 shares during 2002. The restrictions were removed at the beginning of 2004.

      Employment Agreements

      On March 7, 2005 Global Concepts entered into a "Joint Management Agreement" with Headliners Entertainment Group, Inc., Eduardo Rodriguez, Michael Margolies, The Rodriguez Family Trust and The Margolies Family Trust. The Joint Management Agreement contained the following provisions relevant to Global
Concepts:

      - The Rodriguez Family Trust and The Margolies Family Trust agreed to organize a limited liability company. The Trusts, as well as Rodriguez and Margolies, will contribute their Global Concepts shares to the Trust on August 15, 2005. Global Concepts will pay a fee of $5,000 per month to the limited liability company in compensation for the services of Rodriguez and Margolies.

      - Global Concepts entered into five year Employment Agreement with Rodriguez.

      -     Margolies resigned from his position as Chairman of Global Concepts.

      - Global Concepts entered into a five year advisory agreement with Margolies.

      - Rodriguez and Margolies agreed that they would each serve as members of Global Concepts' Board of Directors. They also agreed to elect a third member, to be nominated by Rodriguez.

      - Global Concepts, Rodriguez and Margolies agrees that until the death of Rodriguez or Margolies, the compensation and benefits paid by Global Concepts to Rodriguez will equal the compensation and benefits paid by Global Concepts to Margolies.

      Global Concepts' Employment Agreement with Rodriguez provides that he will serve as President. His compensation will be $100,000 per annum. The fee payable to Rodriguez will continue for the term of the agreement, notwithstanding Rodriguez' death or disability. The agreement terminates on January 31, 2010, except that Rodriguez covenanted that for one year after termination he will not engage in activities that are competitive with Global Concepts.

      Global Concepts' Advisory Agreement with Margolies provides that he will consult with the Board of Directors and the President on matters of business development, investor relations public relations and finance. Global Concepts will pay Margolies a fee of $100,000 per annum and provide him the same benefits as are provided to Global Concepts' executive officers. The fee payable to Margolies will continue for the term of the agreement, notwithstanding Margolies' death or disability. The agreement terminates on January 31, 2010, except that Margolies covenanted that for one year after termination he will not engage in activities that are competitive with Global Concepts.

      Equity Grants

      The following tables set forth certain information regarding the stock options acquired during 2004 by Michael Margolies, who was the Company's Chief Executive Officer during the year ended December 31, 2004 and those options held by him on December 31, 2004.

                      Option Grants in the Last Fiscal Year

                                    Percent
                                    of total                                        Potential realizable
                  Number of         options                                         value at assumed
                  securities        granted to                                      annual rates of
                  underlying        employees        Exercise                       appreciation of
                  option            in fiscal        Price             Expiration   for option term
Name              granted           year             ($/share)         Date            5%         10%
----              ------------      -----------      ---------         ----------   --------    --------
M. Margolies          0              N.A.               N.A.               N.A.        0           0

                    Aggregated Fiscal Year-End Option Values

                           Number of securities underlying    Value of unexercised in-the-money
                           unexercised options at fiscal      options at fiscal year-end ($)
Name                       year-end (#) (All exercisable)     (All exercisable)
-----------------          ------------------------------     ---------------------------------
Michael Margolies                   0                                  0

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

      o each shareholder known by us to own beneficially more than 5% of our common stock;

      o     each officer named in the Executive Compensation table above.

      o     each of our directors; and

      o     all directors and executive officers as a group.

      There are 89,395,454 shares of our common stock outstanding on the date of this Report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

                                    Amount and
                                    Nature of
Name and Address                    Beneficial                Percentage
of Beneficial Owner(1)              Ownership(2)                of Class
----------------------              ------------                --------
Eduardo Rodriguez                     1,600,000                     1.8%
Michael Margolies                    17,497,439(2)                 19.6%
Stanley Chason                                0                       0%

All officers and
directors as a
group (3 persons)                    19,097,439(2)                 21.4%

Kevin Waltzer                         8,439,000(3)                  9.4%
14 Larkspur Lane
Newtown, PA 18904

----------
(1) Except as otherwise noted, the address of each of these shareholders is c/o Global Concepts, Ltd., 14 Garrison Inn Lane, Garrison, NY 10524.
(2) Includes 2,180,850 shares owned by the Margolies Family Trust. The Trustee of the Margolies Family Trust is Mr. Margolies spouse, and the beneficiaries of the Trust are his spouse and children.
(3)   Includes 2,455,000 shares held by Lisa Waltzer, Mr. Waltzer's spouse.

Equity Compensation Plan Information

      The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2004.

                                              Number of securities                            Number of securities
                                               to be issued upon        Weighted average      remaining available
                                                  exercise of          exercise price of      for future issuance
                                              outstanding options,    outstanding options,        under equity
                                              warrants and rights     warrants and rights      compensation plans
                                              -------------------     -------------------      ------------------
Equity compensation plans approved by
  security holders..............................       0                       --                      0

Equity compensation plans not approved by
  security holders*.............................       0                       --                      0

             Total..............................       0                       --                      0

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      From time to time, Global Concepts has borrowed money from the Margolies Family Trust. The trustee of the Margolies Family Trust is the wife of Michael Margolies, and the beneficiaries of the Trust are his wife and children. The balance due from Transportation Logistics to the Trust at December 31, 2004 was $2,499,000. The loan did not bear interest. Although there is no agreement as to when the loan will be repaid, the Trust waived payment until after 2005. Accordingly, the loan is classified as a "long-term liability" on our balance sheet.

      In March 2005 Global Concepts issued a convertible debenture to the Margolies Family Trust in satisfaction of the loan. The debenture converts at the market price.

Item 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

      (a) Financial Statements

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Comprehensive Income                              F-4

Consolidated Statements of Shareholders' Equity (Deficit)                    F-5

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

10-a Purchase Agreement dated September 15, 2004 among Compagnie Logistique de Transports Automobiles, Transportation Logistics Int'l, Inc., Mr. M. Marstal, Mr. S. Taleb, Mr. D. DeMaio and Mr. Jean-Claude Corre - filed as an exhibit to the Current Report on Form 8-K dated October 1, 2004 and incorporated herein by reference.

10-b Option Agreement dated October 1, 2004 among Transportation Logistics Int'l, Inc., J&J Marketing LLC, and Jane and Michael Schub - filed as an exhibit to the Current Report on Form 8-K dated October 1, 2004 and incorporated herein by reference

21    Subsidiaries  -  Transportation Logistics Int'l, Inc., a New York
                       corporation
                       Xcalibur Express, Inc.
                       Advanced Medical Diagnostics LLC
                       J&J Marketing LLC
                       Compagnie Logistique de Transports Automobiles

31    Rule 13a-14(a) Certification

32    Rule 13a-14(b) Certification

----------
(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB and incorporated herein by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Bagell, Josephs & Company LLC was retained by Global Concepts in April 2005 to serve as its principal accountant. Prior to that date, Bagell, Josephs & Company LLC did not perform any services nor receive any fees from Global Concepts.

      Audit Fees

      Bagell,   Josephs  &  Company  LLC  billed  $18,000  to  the  Company  for professional services rendered for the audit of our 2004 financial statements.

      Audit-Related Fees

      Bagell, Josephs & Company LLC billed $0 to the Company in 2004 for assurance and related services that are reasonably related to the performance of the 2004 audit or review of the quarterly financial statements.

      Tax Fees

      Bagell, Josephs & Company LLC billed $0 to the Company in 2004 for professional services rendered for tax compliance, tax advice and tax planning.

      All Other Fees

      Bagell, Josephs & Company LLC billed $0 to the Company in 2004 for services not described above.

      It is the policy of the Company's Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

BAGELL, JOSEPHS & COMPANY, L.L.C.
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828  Fax (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Global Concepts, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Global Concept, Ltd. and Subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Concepts, Ltd. and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has sustained operating losses and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in the notes. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

May 17, 2005

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



Bridgewater, New Jersey
April 9, 2004




                                      /s/ Rosenberg Rich Baker Berman & Company
                                      -----------------------------------------
                                          Rosenberg Rich Baker Berman & Company

                     Global Concepts, Ltd. and Subsidiaries
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                           Consolidated Balance Sheet
                                December 31, 2004

                Assets
Current Assets
   Cash                                                                                  $     1,000
   Accounts receivable                                                                     2,317,000
   Prepaid expenses                                                                        2,451,000
                                                                                         -----------
           Total Current Assets                                                            2,451,000

   Fixed assets                                                                              146,000
   Deposits                                                                                  241,000
   Goodwill                                                                                1,432,000
                                                                                         -----------
           Total Assets                                                                    4,270,000
                                                                                         ===========

            Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable                                                                        1,880,000
   Accrued expenses                                                                        1,870,000
   Note payable                                                                              428,000
   Convertible debenture                                                                     444,000
   Net liabilities of discontinued operations                                                 61,000
                                                                                         -----------
                Total Current Liabilities                                                  4,683,000
   Officer loans                                                                           2,499,000
                                                                                         -----------
                Total Liabilities                                                          7,182,000
                                                                                         -----------

Commitments and Contingencies                                                                     --

Stockholders' Equity (Deficit)
   Preferred stock, $.01 par value; 5,000,000 shares authorized, and 0 shares
       issued and outstanding                                                                     --
   Common stock, no par value; 500,000,000 shares authorized, 67,645,454 shares issued
       and 67,409,802 shares outstanding                                                   6,877,000
   Additional paid-in capital                                                                193,000
   Retained earnings (deficit)                                                            (9,386,000)
   Other comprehensive loss                                                                  (73,000)
   Less:  treasury stock, 235,652 shares at cost                                            (523,000)
                                                                                         -----------
                Total Stockholders' Equity (Deficit)                                      (2,912,000)
                                                                                         -----------
                Total Liabilities and Stockholders' Equity (Deficit)                     $ 4,270,000
                                                                                         ===========

See notes to the consolidated financial statements.

                     Global Concepts, Ltd. and Subsidiaries
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                      Consolidated Statements of Operations

                                                                Year Ended December 31,
                                                             ----------------------------
                                                                 2004            2003
                                                             ------------    ------------
Operating Revenues                                           $  5,286,000    $     66,000
Direct Operating Expenses                                       4,208,000              --
                                                             ------------    ------------
Gross Profit                                                    1,078,000          66,000
                                                             ------------    ------------

Operating Expenses
     Selling, general and administrative                        1,467,000         138,000
     Stock based compensation                                   3,662,000         636,000
                                                             ------------    ------------
           Total Operating Expenses                             5,129,000         774,000
                                                             ------------    ------------

Loss From Operations                                           (4,051,000)       (708,000)
Other expense                                                     (71,000)             --
Minority interest                                                (151,000)             --
                                                             ------------    ------------
(Loss) Before Income Taxes                                     (4,122,000)       (708,000)
(Provision) Benefit for Income Taxes                                   --              --
                                                             ------------    ------------
(Loss) Before Discontinued Operations                          (4,122,000)       (708,000)

Discontinued Operations
     Gain/(Loss)from discontinued operations of subsidiary
       (net of tax effect of $0)                                  167,000      (1,620,000)
                                                             ------------    ------------
Net (Loss)                                                   $ (3,955,000)   $ (2,328,000)
                                                             ============    ============

Earnings (Loss) Per Share
     (Loss) from continuing operations                       $      (0.08)   $      (0.02)
     (Loss) from discontinued operations                               --           (0.04)
                                                             ------------    ------------
     Basic and diluted earnings (loss) per share             $      (0.08)   $      (0.06)
                                                             ============    ============

Weighted Average Number of Common Shares Outstanding           48,322,141      40,396,338
                                                             ============    ============

See notes to the consolidated financial statements.

                     Global Concepts, Ltd. and Subsidiaries
     Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
             Consolidated Statements of Comprehensive Income (Loss)

                                                             Year Ended December 31,
                                                           --------------------------
                                                               2004           2003
                                                           -----------    -----------
Net (Loss)                                                 $(3,955,000)   $(2,329,000)
                                                           -----------    -----------

Other Comprehensive Loss

     Foreign Currency Translation Adjustment                   (73,000)            --
                                                           -----------    -----------
Other Comprehensive (Loss) Income Before Tax                   (73,000)            --

Income Tax Expense Related to Other Comprehensive Income            --             --
                                                           -----------    -----------
                                                               (73,000)            --
Other Comprehensive (Loss) Income Net of Tax
                                                           -----------    -----------
Comprehensive (Loss)                                       $(4,021,000)   $(2,329,000)
                                                           ===========    ===========

See notes to the consolidated financial statements.

                     Global Concepts, Ltd. and Subsidiaries
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
            Consolidated Statement of Shareholders' Equity (Deficit)
                     Years Ended December 31, 2004 and 2003

                                                                                             Accumulated
                                                         Common Stock                           Other
                                                 -------------------------    Retained      Comprehensive   Treasury
                                                    Shares       Amount       Earnings          Income       Stock
                                                 -----------   -----------   -----------    -----------    -----------
Balance December 31, 2002                         40,396,338   $ 3,660,000   $(3,102,000)   $        --    $  (523,000)
                                                 -----------   -----------   -----------    -----------    -----------

Net loss for the year ended December 31, 2003             --            --    (2,329,000)            --             --
Amortization of prepaid consulting services               --            --            --             --             --
                                                 -----------   -----------   -----------    -----------    -----------

Balance December 31, 2003                         40,396,338     3,660,000    (5,431,000)            --       (523,000)
                                                 ===========   ===========   ===========    ===========    ===========

Amortization of prepaid consulting services               --            --            --             --             --
Net loss for the year ended December 31, 2004             --            --    (3,955,000)            --             --
Foreign currency transaction                              --            --            --        (73,000)            --
Stock issued for acquisitions of J&J Marketing
and AMD                                              200,000        15,000            --             --             --
Stock issued for consulting services              26,813,464     3,202,000            --             --             --
Value of beneficial conversion feature on
convertible debt                                          --            --            --             --             --
                                                 -----------   -----------   -----------    -----------    -----------

Balance December 31, 2004                         67,409,802   $ 6,877,000   $(9,386,000)   $   (73,000)   $  (523,000)
                                                 ===========   ===========   ===========    ===========    ===========


                                                  Additional    Consulting
                                                    Paid-in     Services to
                                                   Capital      be Provided       Total
                                                  -----------   -----------    -----------
Balance December 31, 2002                         $    37,000   $(1,096,000)    (1,024,000)
                                                  -----------   -----------    -----------

Net loss for the year ended December 31, 2003              --            --     (2,329,000)
Amortization of prepaid consulting services                         636,000        636,000
                                                  -----------   -----------    -----------

Balance December 31, 2003                              37,000      (460,000)    (2,717,000)
                                                  ===========   ===========    ===========

Amortization of prepaid consulting services                --       460,000        460,000
Net loss for the year ended December 31, 2004              --            --     (3,955,000)
Foreign currency transaction                               --            --        (73,000)
Stock issued for acquisitions of J&J Marketing
and AMD                                                    --            --         15,000
Stock issued for consulting services                       --            --      3,202,000
Value of beneficial conversion feature on
convertible debt                                      156,000            --        156,000
                                                  -----------   -----------    -----------

Balance December 31, 2004                         $   193,000   $        --    $(2,912,000)
                                                  ===========   ===========    ===========

See notes to the consolidated financial statements.

                     Global Concepts, Ltd. and Subsidiaries
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                      Consolidated Statements of Cash Flows

                                                                              Year Ended December 31,
                                                                            --------------------------
                                                                                2004           2003
                                                                            -----------    -----------
Cash Flows From Operating Activities
    Continuing Operations
    Loss before income taxes                                                $(4,122,000)   $  (708,000)
    Foreign currency translation                                                (73,000)            --
    Stock based compensation                                                  3,662,000        635,000
    Adjustments to Reconcile Net Income to Net Cash
       Used n Operating Activities
        (Increase) decrease in accounts receivable                              556,000             --
        (Increase) decrease in inventory                                          6,000             --
        (Increase) in prepaid expenses                                           (4,000)            --
        Decrease in other assets                                                186,000             --
        Increase in accounts payable and accrued expenses                      (931,000)        38,000
                                                                            -----------    -----------
           Cash Used in Continuing Operations                                  (720,000)       (35,000)
                                                                            -----------    -----------
    Discontinued Operations
      Loss before income taxes                                                  167,000     (1,620,000)
      Adjustments to reconcile net loss to net cash Provided by (Used in)
      discontinued operations
        (Increase) decrease in net assets of discontinued operations         (1,305,000)     1,663,000
                                                                            -----------    -----------
           Cash Provided by (Used in) Discontinued Operations                (1,138,000)        43,000
                                                                            -----------    -----------
           Net Cash Provided by (Used in) Operating Activities               (1,858,000)         8,000
                                                                            -----------    -----------

    Cash Flows From Investing Activities
      Purchases of fixed assets                                                 (15,000)            --
      Cash paid for deposit                                                    (241,000)            --
      Cash paid for CLTA acquisition                                           (500,000)            --
      Cash acquired from acquisition                                            307,000             --
                                                                            -----------    -----------
    Net Cash Used in Investing Activities                                      (449,000)            --
                                                                            -----------    -----------

    Cash From Financing Activities
      Proceeds from officer loans                                             1,479,000        112,000
      Proceeds from debt                                                        828,000       (121,000)
                                                                            -----------    -----------
    Net Cash Provided by (Used in) Financing Activities                       2,307,000         (9,000)
                                                                            -----------    -----------

Net Increase (Decrease) in Cash and Equivalents                                   3,000         (1,000)
Cash and Equivalents at Beginning of Year                                         2,000          3,000
                                                                            -----------    -----------
Cash and Equivalents at End of Year                                         $     1,000    $     2,000
                                                                            ===========    ===========

See notes to the consolidated financial statements.

                     Global Concepts, Ltd. and Subsidiaries
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                Consolidated Statements of Cash Flows, Continued

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

      Interest                  $ --    $ --
                                ====    ====
      Income taxes              $ --    $ --
                                ====    ====

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      On June 1, 2004, the Company issued 100,000 common shares in exchange for a 100% interest in a limited liability company.

      On October 1, 2004, the Company issued 100,000 common shares in exchange for an 80% interest in a limited liability company.

See notes to the consolidated financial statements.

                     Global Concepts, Ltd. and Subsidiaries
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Organization

            Global Concepts, Ltd. is an international logistics management company which owned and operated several subsidiaries, each of which did business within the various facets of transportation including intermodal trucking, factoring receivables and employee leasing for logistic companies. In 2003, the Company discontinued all of those operations. Since May 2003, the Company has been providing consulting services while seeking new business ventures.

            The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses, and has a working capital deficit as of December 31, 2004. The Company's continued existence is dependent upon its ability to secure adequate financing. The Company plans to raise additional capital in the future; however there are no assurances that such plan will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

            On June 1, 2004 the Company acquired the entire membership interest in Advanced Medical Diagnostics LLC ("AMD"). AMD is a development stage enterprise, engaged in the business of manufacturing and distributing the "Advanced Medical Diagnostics HIV (1&2) Rapid Test", a diagnostic kit which permits an individual to test himself for the HIV virus and obtain a result in 15 minutes with a 99.4% accuracy. The membership interests in AMD were acquired by the Company in exchange for 100,000 shares of the Company's common stock.

            On October 1, 2004 the Company completed its acquisition of 60% of CLTA for $500,000. CLTA is a corporation located in Nugent sur Oise, France. CLTA's principal business is the warehousing and final dealer preparation work for automobile manufacturers, Pugeot and Citroen. CLTA also performs brake installation and testing of new vehicles for Peugeot.

            On October 1, 2004 the Company acquired an eighty percent 80% ownership interest in J&J Marketing, LLC. J&J Marketing LLC is a New York limited liability company that is engaged in the business of producing and distributing non-medicated pharmaceutical personal care products under the trademark "Savage Beauty."

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

      Principles of Consolidation

            The accompanying consolidated balance sheet at December 31, 2004 includes the accounts of the Company and its wholly owned and majority owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

      Property and Equipment

            Property and equipment are valued at cost. Gains and losses on disposition of property are reflected in income. Depreciation is computed using the straight-line method over three to five year estimated useful lives of the assets. Repairs and maintenance which do not extend the useful life of the related assets are expensed as incurred.

                     Global Concepts, Ltd. and Subsidiaries
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

      Cash and Equivalents

            For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

      Income Taxes

            The Company and its wholly owned subsidiaries file a consolidated Federal income tax return. The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the consolidated financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

      Fair Value of Financial Instruments

            The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate their fair values due to the short maturities of these financial instruments.

            The carrying amounts reported in the consolidated balance sheet for officers loans, notes payable and convertible debentures approximate their fair values based on current rates at which the Company could borrow funds with similar maturities.

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

      Goodwill

            Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. The Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" in which goodwill is no longer amortized but tested for impairment on at least an annual basis. The carrying value is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, the impairment is determined by comparing the carrying value of goodwill to fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals.

      Long-lived Assets

            The Company assesses long-lived asset for impairment is required under SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS". The Company reviews for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated future cash flow from these assets.

                     Global Concepts, Ltd. and Subsidiaries
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

      Foreign Currency Transactions

            Operations of one of the Company's majority owned subsidiaries are conducted in France and the financial statements of that subsidiary are translated from the Euro, Frances' functional currency, into U.
            S. Dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Accordingly, all foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U. S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are reported in earnings and consisted of $73,000 of losses in 2004, $0 of losses in 2003.

      Earnings (Loss) Per Share

            Earnings  (Loss) per common share  represents the amount of earnings
            (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

      The accompanying balance sheets includes assets of $3,435,000 relating to the Company's majority owned subsidiary in Nugent sue Oise, France. Although France is politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

NOTE 3- INCOME TAXES

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

      The deferred tax assets are attributable to net operating losses.

      Deferred taxes consist of the following:
         Total deferred tax assets, non current               $ 3,420,000
         Total valuation allowance                             (3,420,000)
                                                              -----------
         Net deferred tax assets                              $        --
                                                              ===========

      During 2004 and 2003 the valuation allowance increased $1,500,000 and $920,000, respectively.

                     Global Concepts, Ltd. and Subsidiaries
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

NOTE 3 - INCOME TAXES, Continued

      The reconciliation of income tax computed at the U.S. Federal statutory rates to income tax expense is as follows:

                                                               December 31,
                                                             ---------------
                                                             2002       2000
                                                             ----        ---
        Tax at US statutory rate                              34%       34 %
        State income taxes, net of federal benefit             6%       6 %
        Foreign taxes                                         --        (21)%
        Other reconciling items and valuation allowance      (40)%      (19)%
                                                             ---        ---
      Income tax provision                                     0%        (0)%
                                                             ===        ===

      As of December 31, 2004, the Company has approximately $8,700,000 available net operating loss carryforwards which may be used to reduce Federal and State taxable income and tax liabilities in future years. The net operating loss carryforward expires in 2023.

NOTE 4 - DEPOSIT

      The deposit at December 31, 2004 represent a downpayment towards the acquisition of a fleet of tractor-trailers. The transaction closed on February 1, 2005 and required an additional $800,000 to be paid and the assumption of capital leases.

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

      Qualified and Non-Qualified Shares Under Option as of December 31, 2004

                                                        Weighted
                                                        Average
                                                        Option
                                             Options     Price
                                             -------     -----
      Outstanding, January 1, 2003            $  --      $1.75
      Granted during the year                    --         --
      Canceled during the year                   --       1.75
      Exercised during the year                  --         --
                                              -----      -----
      Outstanding, December 31, 2003          $  --      $  --
                                                         -----
      Eligible for exercise, end of year      $  --      $  --
                                              -----      -----

      At December 31, 2004, there were 812,500 shares reserved for future grants.

                      Global Concepts, Ltd and Subsidiaries
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS' EQUITY, Continued

      The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for its stock option plan. An alternative method of accounting for stock options is SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and this compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company's stock option plan been determined as prescribed by SFAS 123, there would have been no effect on the pro forma income statements for 2004 and 2003.

      For stock transactions with other than employees, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". Accordingly, compensation expense of $0 has been recognized for stock options and warrants during 2004 and 2003.

NOTE 6 - ACQUISITIONS

      During 2004, the Company acquired three businesses for stock, cash and the assumption of liabilities aggregating $5,064,000. The businesses acquired were (1) a 100% interest in Advanced Medical Diagnostics, LLC, ("AMD"), a development stage enterprise which is developing and marketing the "Advanced Medical Diagnostics HIV (1 & 2) Rapit Test", a diagnostic kit, which permits an individual to test himself for the HIV virus and obtain a result in 15 minutes with a 99.4% accuracy. (2) An 80% interest in J&J Marketing, LLC, ("J&J"), a producer and marketer of a line of skin care products under the trademark "Savage Beauty," and (3) a 60% interest in Compagnie Logistique de Transports Automobiles ("CLTA"), a French corporation in the business of warehousing and completing the final dealer preparation work for automobile manufactures, Peugeot and Citroen. CLTA also performs brake installation and testing of new vehicles for Peugeot.

      All of the acquisitions have been accounted for using the purchase method of accounting for business combinations and, accordingly, their results of operations have been included in the consolidated financial statements since their respective dates of acquisition.

      The acquisition of AMD occurred on June 1, 2004. Under the terms of the acquisition agreement, the Company issued 100,000 shares of its common stock in exchange for 100% of the interest in AMD. The shares were valued at $9,000, their fair market value on the date of the agreement. 76.5% of the membership interest in AMD was acquired from the three officers of AMD. The remaining 23.5% was acquired from the Margolies Family Trust. The trustee of the Margolies Family Trust is the wife of Michael Margolies. Michael Margolies was the Chairman and Chief Executive Officer of the Company as of the date of the acquisition. Additionally, pursuant to the acquisition agreement, the Company issued 50,000 common shares under the Company's 2004 Equity Incentive Plan to the officers of AMD.

      The acquisition of J&J occurred on October 1, 2004. Under the terms of the acquisition agreement, the Company issued 100,000 common shares to the members of J&J in exchange for an 80% ownership interest in J&J. The shares were valued at $6,000, which represents their fair market value on the date of the agreement. In connection with the acquisition, the Company granted to the sellers an option to purchase the Company's interest in J&J. The option may be exercised only in the event of a liquidity event. A liquidity event is defined in the acquisition agreement as a liquidation, dissolution or winding up of the Company, a merger or acquisition involving the Company in which it is not the surviving entity, a sale of substantially all of its assets, certain bankruptcy or insolvency proceedings, or the delisting of the common stock of the Company by the OTC Bulletin Board. The exercise price of the option will be the market value of 250,000 shares of the Company's common stock or, if prices are not quoted for the common stock, $12,500. The option expired on May 15, 2005.

                      Global Concepts, Ltd and Subsidiaries
     Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

NOTE 6 - ACQUISITIONS, Continued

      The acquisition of CLTA occurred on October 1, 2004. The Company paid $500,000 for 60% of the outstanding shares of CLTA. This acquisition was primarily financed through a loan from a shareholder, which bears no interest and is due on demand. Pursuant to the acquisition agreement, the Company is required to loan $500,000 to CLTA if needed and agreed upon by the Board of Directors by December 31, 2004. As of December 31, 2004, no such loans was made. Further, the Company has agreed to serve as guarantor on the lease of ten trucks/trailers needed by CLTA to fulfill a contract with one of its customers. As a result of the execution of the agreement, a new Board of Directors of CLTA was elected, consisting of five persons, three of which were appointed by the Company and the remaining two seats being occupied by the two minority shareholders of CLTA.

      The preliminary allocation of the purchase prices resulted in goodwill of $1,432,000. The Company has not yet obtained all information required to complete the purchase price allocation related to these acquisitions. The final allocation will be completed in 2005.

      The following is an allocation showing the estimated fair values of the assets acquired and the liabilities assumed as of the dates of the acquisitions:

                                                     AMD               J&J               CLTA
                                                 -----------       -----------       -----------
      Cash                                       $        --       $     1,000       $   306,000
      Accounts receivable                                 --             4,000         2,869,000
      Inventory                                           --             9,000                --
      Other assets                                        --                --           312,000
      Fixed assets                                        --                --           131,000
      Goodwill arising from the acquisition           23,000            17,000         1,392,000
      Accounts payable and accrued expenses          (14,000)          (25,000)       (4,510,000)
                                                 -----------       -----------       -----------
      Consideration paid                         $     9,000       $     6,000       $   500,000
                                                 ===========       ===========       ===========

      The following pro forma information is based on the assumption that the acquisition took place as of January 1, 2003:

                                                 For the Year Ended December 31,
                                                  ---------------------------
                                                      2004           2003
                                                  ------------   ------------
      Net Sales                                   $ 16,785,000   $  5,743,000
                                                  ============   ============

      Loss Before Discontinued Operations         $ (4,832,000)  $ (3,082,000)
                                                  ============   ============

      Net Loss                                    $ (4,832,000)  $ (3,082,000)
                                                  ============   ============

      Loss Per Share From Continuing Operations   $      (0.09)  $      (0.08)
                                                  ============   ============

NOTE 7 - DISCONTINUED OPERATIONS

      In 2003 the Company ceased its intermodal trucking operations. Net sales of this division was $1,693,203 in 2003.

                     Global Concepts, Ltd. and Subsidiaries
     Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

NOTE 8 - EMPLOYMENT AND CONSULTANT AGREEMENTS

      The Company has an employment agreement with its principal officer expiring April 2007. This agreement provides for minimum compensation levels and for incentive bonuses which are payable if specified management goals are attained. The Company did not meet its goals in 2004. Subsequent to December 31, 2004, this employment agreement has been terminated. See Subsequent Event Note.

NOTE 9 - CONCENTRATIONS OF CREDIT RISK

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

NOTE 10 - STANDBY EQUITY DISTRIBUTION AGREEMENT

      During  2004,  the  Company  was  party to a Standby  Equity  Distribution
      Agreement ("SEDA") with Cornell Capital Partners, LP. Pursuant to the SEDA, the Company was entitled to "put" shares of its common stock to Cornell Capital Partners at 98% of the market price, defined in the SEDA as the lowest daily volume weighted average price during the five consecutive trading days after an advance is made by the Company. Cornell Capital Partners was required by the SEDA to pay each advance demanded by the Company, unless (a) there is no prospectus available for Cornell Capital Partners to use in re-selling the shares, (b) the purchase would result in Cornell Capital Partners owning over 9.9% of the Company's outstanding shares or (c) the representations made by the Company in the SEDA proved to be untrue. No advances were made under the SEDA during 2004. Subsequent to December 31, 2004, the SEDA agreement was terminated.

NOTE 11 - NOTE PAYABLE

      During 2004, a shareholder loaned the Company $428,000. The proceeds from the loan were used to partially finance the acquisition of Compagnie Logistique de Transports Automobiles made by the Company on October 1, 2005. The loan is due on demand and bears no interest.

NOTE 12 - LOAN PAYABLE

      The loan payable of $2,499,000 from a family trust, of which the wife of the chairman of the Company is the trustee. The loan is unsecured with no specific repayment terms. Subsequent to the year ended December 31, 2004, the Company converted this loan into a convertible debenture. See Subsequent Event Note.

                     Global Concepts, Ltd. and Subsidiaries
     Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

NOTE 13 - LITIGATION

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

      The Company and its subsidiaries are defendants in lawsuits filed by its former vendors. The Company has judgements filed against them. These judgements that amounted to $61,000 are included in net liabilities of discontinued operations.

NOTE 14 - CONVERTIBLE DEBENTURES

      On November 16, 2004, the Company issued two $200,000 convertible debentures to Cornell Capital Partners, LP in exchange for $400,000. The debentures bear interest at the rate of 5% per annum with the principal and interest due November 16, 2006. At the Company's option, the entire principal amount and all accrued interest may be converted on the due date. Cornell Capital Partners has the option to convert all or any part of the principal and accrued interest at any time. The debenture may be converted into shares of the Company's common stock at the price per share equal to the lesser of (a) and amount equal to 120% of the closing bid price of the common stock on November 16, 2004, or (b) an amount equal to 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the date of conversion. As the convertible debentures may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date, the Company has recognized a beneficial conversion feature. The Company recorded a charge due to the beneficial conversion feature of $156,000 in accordance with EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Instruments". The value of the beneficial conversion feature was measured using the intrinsic value and was being amortized to interest expense over the life of the convertible debenture. On January 6, 2005, the Company converted the debenture into a promissory note. Consequently, on that date, the remaining amount of the unamortized discount has been charged to interest expense.

      On June 14, 2001, the Company issued a convertible debenture for $200,000 which bears interest at the rate of 20% per annum and is due one year from the date of issue. In accordance with the agreement the debenture is convertible into common stock of the Company at a conversion rate of $.75 from the date of issuance through September 30, 2001. The conversion period has been extended. In addition, the debenture includes warrants to purchase 20,000 shares of common stock at $1.50 that expired on June 30, 2003. Included in accounts payable is $80,000 of accrued interest on this debenture. The convertible debenture are in default and were settled in April 2005.

                     Global Concepts, Ltd. and Subsidiaries
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

NOTE 15 - RESTRICTED STOCK GRANT PROGRAM

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

             2004 - $ 8,000,000
             2005 - $10,000,000
             2006 - $12,000,000

      During  the  year  ended   December  31,  2004,  the  Company  lifted  the
      restrictions on stock grant.

NOTE 16 - SUBSEQUENT EVENTS

      Joint Management Agreement

            On March 7, 2005 the Company entered into a joint management agreement with Headliners Entertainment Group, Inc., Eduardo Rodriguez, Michael Margolies, the Rodriguez Family Trust and the Margolies Family Trust. Headliners Entertainment Group, Inc. is a publicly traded company of which Eduardo Rodriguez is the Chief Executive Officer. The joint management agreement terminated the consulting agreements previously entered into with the Rodriguez Family Trust and Eduardo Rodriguez.

            Per the joint management agreement, the Rodriguez Family Trust and the Margolies Family Trust organized a limited liability company. The trusts, as well as Rodriguez and Margolies, will contribute their shares of the Company to the trust on August 15, 2005. The Company will pay a fee of $5,000 per month to the limited liability company in compensation for the services of Rodriguez and Margolies. Also, the Company entered into a ten year employment agreement with Rodriguez, a ten year advisory agreement with Margolies, Margolies resigned from his position as Chairman and Chief Executive Officer and Margolies and Rodriguez agreed to serve as members of the Company's Board of Directors.

            The Company's employment agreement with Rodriguez provides that he will serve as Chairman and Chief Executive Officer for an annual compensation of $100,000. The employment agreement terminates on January 31, 2015.

            The Company's advisory agreement with Margolies provides that he will consult with the Board of Directors and the Chief Executive Officer on matters of business development, investor relations, public relations and finance. The Company will pay Margolies and annual fee of $100,000 for his services. The advisory agreement terminates on January 31, 2015.

            Also, pursuant to the agreement, the Company issued a $2,499,000 convertible debenture to the Margolies Family Trust to satisfy the Company's debt to the Margolies Family Trust as of December 31, 2004. The debenture is convertible into common stock at the average of the closing bid prices for the five trading days preceding the conversion, except that the conversion will be limited to 2.77% of the principal amount of the debenture per month. The debenture will bear interest at 6% per month.

                     Global Concepts, Ltd. and Subsidiaries
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

NOTE 16 - SUBSEQUENT EVENTS (Continued)

      Promissory Note

            On January 26, 2005 the Company issued a $1,500,000 promissory note to Cornell Capital Partners in exchange for $500,000 cash and retirement of $400,000 in prior debt. The promissory note bears interest at the rate of 12% per annum with monthly principal payments of $250,000 plus accrued interest to be paid commencing August 26, 2005 through January 26, 2006.

      Note Payable

            In March of 2005, the Company borrowed $400,000 from another publicly traded entity whose Chief Executive Officer is also the Chief Executive Officer of Global Concepts, LTD. The note bears interest at the rate of 10% per annum. The interest is to be paid on the first day of each month, commencing April 1, 2005. The note is to be repaid in eleven monthly installments of $33,000 commencing June 1, 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Global Concepts, Ltd.


                              By: /s/ Eduardo Rodriguez
                                  ------------------------------------------
                                  Eduardo Rodriguez, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on May 19, 2005 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eduardo Rodriguez      Chief Executive Officer, Chief Financial Officer,
------------------------   Chief Accounting Officer
    Eduardo Rodriguez

/s/ Michael Margolies      Director
------------------------
    Michael Margolies


                           Director
------------------------
    Stanley Chason
                                    * * * * *