Form 10QSB
period 2005-03-31
GLOBAL CONCEPTS, LTD.
filed 2005-05-27
CIK 1055313

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                         Commission File No. 0-25319

                            GLOBAL CONCEPTS, LTD.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

              Colorado                           84-1191355
    -----------------------------------------------------------------
    (State or Other Jurisdiction of       (I.R.S. Employer I.D. No.)
     incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                           May 26, 2005
                           Common Voting Stock: 89,395,454

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No  [X]

Part I - FINANCIAL INFORMATION

                     Global Concepts, LTD and Subsidiaries
   (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                     Condensed Consolidated Balance Sheet
                                March 31, 2005
                                 (Unaudited)

Assets

Current Assets
 Cash                                         $    432,000
 Accounts receivable                             3,963,000
 Prepaid expenses                                  176,000
                                                 ---------
 Total Current Assets                            4,571,000

Fixed assets                                     2,453,000
Goodwill                                         1,432,000
                                                 ---------
 Total Assets                                    8,456,000
                                                 =========

Liabilities and Stockholders' Deficit

Current Liabilities
 Accounts payable                                3,239,000
 Accrued expenses                                2,021,000
 Note payable                                      878,000
 Convertible debenture                             200,000
 Promissory note                                 1,000,000
 Net liabilities of discontinued operations         61,000
                                                 ---------
 Total Current Liabilities                       7,399,000

Officer loans - convertible debenture            2,499,000
Notes payable                                    1,260,000
                                                ----------
 Total Liabilities                              11,158,000
                                                ----------
Minority Interest                                  108,000

Commitments and Contingencies                            -

Stockholders' Deficit
 Preferred stock, $.01 par value; 5,000,000
  shares authorized, and 0 shares issued
  and outstanding                                        -
 Common stock, no par value; 500,000,000
  shares authorized, 89,895,454 shares
  issued and 89,659,802 shares outstanding       7,994,000
 Additional paid-in capital                        193,000
 Retained earnings (deficit)                    (9,403,000)
 Other comprehensive loss                          (69,000)
 Less:  treasury stock, 235,652 shares at cost    (523,000)
 Deferred compensation                            (692,000)
 Prepaid consulting                               (310,000)
                                                 ---------
 Total Stockholders' Deficit                    (2,810,000)
                                                 ---------
 Total Liabilities and Stockholders' Deficit  $  8,456,000
                                                 =========


See notes to the condensed financial statements.

                            Global Concepts, LTD
  (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
               Condensed Consolidated Statements of Operations
                               (Unaudited)



                                          Three Months Ended March 31,
                                          ----------------------------
                                              2005             2004
                                           ---------       -----------
Operating Revenues                        $ 9,954,000     $    10,000
Direct Operating Expenses                   8,341,000               -
                                            ---------       ---------
Gross Profit                                1,613,000          10,000

Operating Expenses
 Selling, general and administrative        1,165,000          36,000
 Stock issued for consulting services          91,000          23,000
                                            ---------       ---------
 Total Operating Expenses                   1,256,000          59,000
                                            ---------       ---------
Income (Loss) From Operations                 357,000         (49,000)

Interest expense                             (266,000)              -
Minority interest                            (108,000)              -
                                            ---------       ---------
Loss Before Income Taxes                      (17,000)        (49,000)

Provision Benefit for Income Taxes                  -               -
                                            ---------       ---------
Net (Loss)                                $   (17,000)     $  (49,000)
                                            =========       =========

Earnings Per Share
 Basic and diluted earnings (loss)
  per share                               $      0.00      $     0.00
                                            =========       =========
Weighted Average Number of Common
 Shares Outstanding
 Basic                                     84,503,787      40,396,338
                                           ==========      ==========



See notes to the condensed consolidated financial statements.

                             Global Concepts, LTD
   (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                          Three Months Ended March 31,
                                          ----------------------------
                                              2005             2004
                                           ---------       -----------
Cash Used in Operating Activities
 Net Cash Provided by (Used in)
 Operating Activities                     $  194,000       $  (19,000)
                                           ---------         --------
Cash Flows From Financing Activities
 Proceeds from debt                        1,081,000           18,000
                                           ---------         --------
 Net Cash Provided by Financing
  Activities                               1,081,000           18,000
                                           ---------         --------
Cash Flows From Investing Activities
 Cash paid purchase of fixed assets         (844,000)               -
                                           ---------         --------
 Net Cash Used in Investing Activities      (844,000)               -
                                           ---------         --------
Net Increase (Decrease) in Cash and
 Equivalents                                 431,000           (1,000)

Cash and Equivalents at Beginning of
 Period                                        1,000            2,000
                                           ---------         --------
Cash and Equivalents at End of Period     $  432,000       $    1,000
                                           =========         ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:

  Interest                                $        -       $        -
                                           =========         ========
  Income taxes                            $        -       $        -
                                           =========         ========


     Supplemental schedule of Non Cash Investing and Financing Activities

 During the quarter ended March 31, 2005, the Company issued a $1,500.000 promissory note in exchange for $500,000 cash and the extinguishment of an outstanding obligation of $400,000. Additionally a discount of $600,000 was recorded.


See notes to the condensed consolidated financial statements.

                            Global Concepts, LTD
   (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
            Notes to the Condensed Consolidated Financial Statements
                For the Three Month Period Ended March 31, 2005
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and disclosures thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. Further, at March 31, 2005, current liabilities exceed current assets by $2,828,000 and total liabilities exceed total assets by $2,700,000. These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plan in regard to the going concern issue is to increase revenues and profitability through acquisitions and internal growth as well as raising capital.

NOTE 3 - NOTE PAYABLE

In March of 2005, the Company borrowed $400,000 from another publicly traded entity whose Chief Executive Officer is also the Chief Executive Officer of Global Concepts, Inc. The loan bears interest at the rate of 10% per annum. The interest is to be paid on the first day of each month, commencing April 2005. The note is to be repaid in eleven monthly installments of $33,333 commencing on June 1, 2006. A final payment in the amount of $33,337 is due on May 1, 2007.

NOTE 4 - PROMISSORY NOTE

On January 26, 2005 the Company issued a $1,500,000 promissory note to Cornell Capital Partners in exchange for $500,000 cash and retirement of $400,000 in prior debt. Additionally, the company discounted the note by $600,000. This discount on the note is being amortized on a straight line basis with the amortization being recognized as interest expense. The unamortized discount
on the note at March 31, 2005 was $ 500,000.   The promissory note bears
interest at the rate of 12% per annum with monthly principal payments of $250,000 plus accrued interest to be paid commencing August 26, 2005 through January 26, 2006.

NOTE 5 - NOTE PAYABLE

In March of 2005, the Company borrowed $125,000 from a director of the company repaying $100,000 with a remaining balance of $25,000 at March 31, 2005.

                            Global Concepts, LTD
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
           Notes to the Condensed Consolidated Financial Statements
               For the Three Month Period Ended March 31, 2005
                                 (Unaudited)


NOTE 6 - JOINT MANAGEMENT AGREEMENT

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

NOTE 7 - FIXED ASSETS

The Company purchased trucks in exchange for $ 1,041,000 and the assumption of notes payable of $1,285,000 from a company that was in bankruptcy.

NOTE 8 - PROFORMA INFORMATION

The following proforma information is based on the assumption that the acquisition took place as of January 1, 2004:

                                                 Three Months Ended
                                                   March 31, 2004
                                                 ------------------
       Net Sales                                    $ 4,072,000
       Loss From Operations                         $  (242,000)
       Loss Per Share From Continuing Operations    $      (.01)

NOTE 9 - INCREASED EQUITY IN SUBSIDIARY

During the first quarter of 2005 the Company made additional contributions to the capital of its subsidiary, CLTA. As a result, the Company's interest in the equity of CLTA increased from 60% to 82%.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

     Forward-looking Statements

     This Report contains certain forward-looking statements regarding Global Concepts, Ltd., its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. A detailed discussion of some of the risks that may cause such a difference has been set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 in the section numbered "Item 6" under the heading "Risk Factors that May Affect Future Results." Among the more significant factors are:

     1. Our current liabilities far exceed our current assets. So we may have difficulty funding our ongoing operations.
     2. Virtually all of our business operations are carried out by our French subsidiary. Certain covenants limit the amount of cash that our French subsidiary can distribute to its parent. This factor may hinder our ability to satisfy the debts of the parent company.
     3. Most of the business of our French subsidiary comes from one contract with one customer. Loss of that customer would have a destructive effect on the well-being of our French subsidiary.

     Because these and other risks may cause Global Concepts' actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report. Readers should also take note that Global Concepts will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

     Results of Operations

     In the second half of 2004 the Company acquired its three operating subsidiaries: Advanced Medical Diagnostics LLC, Compagnie Logistique de Transports Automobiles ("CLTA"), and J&J Marketing, LLC. Advanced
Medical Diagnostics has not generated any revenue to date.   The revenue
and expenses of J&J Marketing are negligible. Accordingly, the results of operations reported for the first quarter of 2005 effectively represent the results of CLTA. The results of operations for the first three months of 2004 represented consulting services provided by Global Concepts' management, and are not comparable to the 2005 operations.

     CLTA carries on its business operations in Euros. In the following discussion, the financial results realized by CLTA have been expressed in U.S. Dollars at the conversion rate in effect on March 31, 2005. Any gain or loss realized by reason of the exchange of Euros into Dollars for accounting purposes is recorded in the equity section of the balance sheet as "other comprehensive income."

     During the quarter ended March 31, 2005, the Company reported gross revenue of $9,954,000, almost entirely from CLTA. It incurred $8,341,000 in direct costs in producing those revenues, yielding a gross profit of $1,613,000. The gross margin of 16.2% realized in the quarter was typical of the margin that can be expected from the services performed by CLTA for Peugeot and Citroen, since those revenues are primarily realized from a fixed price contract. In February, however, the Company acquired a fleet of trucks that it will provide to CLTA to utilize in expanding its business. The expansion will, in part, involve new customers and new contracts. The gross margin from this anticipated new business cannot be predicted at this time.

     The operations of CLTA yielded a net profit of $602,000. However, because Global Concepts owns only 82% of the capital stock of CLTA (increased from 60% at December 31, 2004), a reduction of $108,000 attributable to the "minority interest" was recorded on Global Concepts' statements of operations. Nevertheless, the Company realized operating income of $249,000, even after deduction of the minority interest.

     Global Concepts incurred an "interest expense" of $266,000 during the first quarter of 2005. Approximately $150,000 was attributable to the value of the beneficial conversion feature in the $1,500,000 note issued to Cornell Capital Partners during the quarter. In addition, $100,000 of the interest expense was attributable to amortization of the discount given to Cornell Capital Partners when it purchased the note from Global Concepts for $900,000. The remaining $500,000 of the discount will be similarly expensed over the life of the note. The note terminates on January 26, 2006.

     The profit from operations of CLTA exceeded the operating expenses incurred by Global Concepts that were or will be paid in cash. However, during the quarter the Company issued 21,750,000 shares of its common stock to employees and consultants. The market value of those shares represent expenses of the Company. A portion of the expense was incurred in the quarter ended March 31, 2005, which resulted in a net loss for the quarter of $17,000.

     A portion of the common stock issued to consultants during the first quarter was compensation under two year contracts. The market value of those shares has been recorded as a reduction to equity identified as "prepaid consulting." In addition, a portion of the shares issued to employees has been recorded as a reduction to equity identified as "deferred compensation." The aggregate of $1,002,000 in deferred compensation and prepaid consulting on Global Concepts' balance sheet at March 31, 2005 will be expensed in future periods when Global Concepts expects to realize the benefit of the consulting or employment services.

Liquidity and Capital Resources

     Global Concepts at March 31, 2005 had a working capital deficit of $2,828,000, in part due to liabilities in excess of $1.2 million continuing from the period prior to its acquisition of CLTA. CLTA itself has adequate working capital to carry on its operations, primarily because Global Concepts has incurred debt in the past several months to fund contributions to the capital of CLTA.

     In November and January the Company borrowed $900,000 from Cornell Capital Partners, primarily to fund its acquisition of CLTA and the purchase of a fleet of vehicles for use by CLTA. Because Global Concepts is unable to borrow on conventional terms, it was forced to give Cornell Capital Partners a note in the principal amount of $1,500,000 in exchange for the $900,000 loan. Payments of $250,000 per month will be due on that note commencing in August 2005. Global Concepts hopes to satisfy those payments by issuing common stock to Cornell Capital Partners; but Cornell Capital Partners has not committed to accept shares in satisfaction of the debt.

     Global Concepts also owes $2,499,000 to the family of its founder, resulting from loans made to fund the operations of Global Concepts during the past five years. That debt is now represented by a debenture bearing interest at 6% that is convertible into common stock at the market price. The principal and interest on the debenture are payable on January 1, 2009.

     Global Concepts realized net cash flow of $194,000 during the first quarter of 2005, entirely from the operations of CLTA. However, because of the working capital requirements of CLTA and certain covenants limiting its use of its cash, CLTA distributes only $10,000 per month to Global Concepts. This situation severely limits the ability of Global Concepts to settle the obligations that remain from prior years. Because of these liabilities, the financial condition of Global Concepts will remain precarious until it is able to leverage its ownership of CLTA into a source of significant liquidity, either through enhanced cash flow from CLTA or financing based on its interest in CLTA.

Off-Balance Sheet Arrangements

     At March 31, 2005, Global Concepts was indebted to Cornell Capital Partners pursuant to a promissory note in the principal amount of $1,500,000. The note was recorded on our balance sheet at the purchase price paid for it by Cornell Capital Partners. Because Global Concepts sold the note to Cornell Capital Partners for only $900,000, the remaining $600,000 due under the note is accounted for as a "discount" and does not appear on the balance sheet. The unamortized discount at March 31, 2005 was $500,000. This amount will be amortized over the life of the note, and will be recognized as interest expense when it is amortized.

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Global Concepts' disclosure controls and procedures as of March 31, 2005. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Global Concepts in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Global Concepts is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Rodriguez concluded that Global Concepts' system of disclosure controls and procedures was effective as of March 31, 2005 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Global Concepts's first fiscal quarter that has materially affected or is reasonably likely to materially affect Global Concepts's internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     In February 2005 Global Concepts issued 1,750,000 shares of common stock to two employees of its French subsidiary. The shares were issued in consideration for their employment services, and were valued at the market value on the date of grant. The sales were exempt pursuant to
Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Global Concepts and were acquiring the shares for their own accounts. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of 2004.

Item 6.   Exhibits

       31   Rule 13a-14(a) Certification
       32   Rule 13a-14(b) Certification

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GLOBAL CONCEPTS, LTD.


Date: May 27, 2005               By: /s/ Eduardo Rodriguez
                                 -------------------------------------------
                                 Eduardo Rodriguez, Chief Executive Officer,
                                  Chief Financial Officer, Chief Accounting
                                  Officer