Form 10QSB
period 2005-06-30
GLOBAL CONCEPTS, LTD.
filed 2005-08-11
CIK 1055313

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2005

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

                  501 Bloomfield Avenue, Montclair, NJ 07042
                  ------------------------------------------
                   (Address of Principal Executive Offices)

                   Issuer's Telephone Number: (973) 233-1233

                   14 Garrison Inn Lane, Garrison, NY 10524
                ----------------------------------------------
                (Former Address, if Changed Since Last Report)

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

                        August 5, 2005
                        Common Voting Stock: 98,066,454

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No  [X]

PART 1 - FINANCIAL INFORMATION

                     Global Concepts, LTD and Subsidiaries
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                     Condensed Consolidated Balance Sheet
                               June 30, 2005
                                (Unaudited)


          Assets

Current Assets
 Cash                               $   929,000
 Accounts receivable                  4,496,000
 Prepaid expenses                       287,000
                                     ----------
 Total Current Assets                 5,712,000

Fixed assets                          2,511,000
Other assets                            210,000
Goodwill                              1,432,000
                                     ----------
 Total Assets                         9,865,000
                                     ==========

          Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable                     4,664,000
 Accrued expenses                     1,072,000
 Note payable                           934,000
 Convertible debenture                  100,000
 Promissory note (net of discount
  of $350,000)                        1,150,000
 Net liabilities of discontinued
  operations                             61,000
                                     ----------
 Total Current Liabilities            7,981,000

Convertible debenture                 2,499,000
Notes payable                         1,260,000
                                     ----------
 Total Liabilities                   11,740,000
                                     ----------

Minority Interest                       294,000
Commitments and Contingencies                 -

Stockholders' Equity
 Preferred stock, $.01 par value;
  5,000,000 shares authorized, and
  0 shares issued and outstanding             -
 Common stock, no par value;
  500,000,000 shares authorized,
  91,216,454 shares issued and
  90,980,802 shares outstanding       8,166,000
 Additional paid-in capital             193,000
 Retained earnings (deficit)         (8,920,000)
 Other comprehensive loss               (55,000)
 Less: treasury stock, 235,652
  shares at cost                       (523,000)
 Deferred compensation                 (598,000)
 Prepaid consulting                    (432,000)
                                     ----------
 Total Stockholders' Equity          (2,169,000)
                                     ----------
Total Liabilities and Stockholders'
 Equity                             $ 9,865,000
                                     ==========


See notes to the condensed financial statements.

                           Global Concepts, LTD
  (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
              Condensed Consolidated Statements of Operations
                                (Unaudited)


                             Three Months Ended          Six Months Ended
                                  June 30,                   June 30,
                            ----------------------    -------------------------
                               2005        2004           2005          2004
                            ----------   ---------     -----------    ---------
Operating Revenues        $ 11,328,000  $   10,000    $ 21,282,000   $   10,000

Direct Operating Expenses    9,173,000           -      17,514,000            -
                           -----------   ---------     -----------    ---------
Gross Profit                 2,155,000      10,000       3,768,000       10,000
                           -----------   ---------     -----------    ---------
Operating Expenses
 Selling, general and
  administrative             1,079,000      36,000       2,244,000       37,000
 Stock issued for
  consulting services          143,000      23,000         234,000      268,000
                           -----------   ---------     -----------    ---------
Total Operating Expenses     1,222,000      59,000       2,478,000      305,000
                           -----------   ---------     -----------    ---------
Income (Loss) From
 Operations                    933,000     (49,000)      1,290,000     (294,000)
Interest expense              (264,000)          -        (530,000)           -
Minority interest             (186,000)          -        (294,000)           -
                           -----------   ---------     -----------    ---------
Income (Loss) Before
 Income Taxes                  483,000     (49,000)        466,000     (294,000)
Provision Benefit for
 Income Taxes                        -           -               -            -
                           -----------   ---------     -----------    ---------
Net Income (Loss)         $    483,000  $  (49,000)   $    466,000   $ (294,000)
                           ===========   =========     ===========    =========

Earnings Per Share
 Basic earnings (loss)
  per share               $       0.01  $     0.00    $       0.01   $    (0.01)
                           ===========   =========     ===========    =========
Diluted earnings per
 share                    $          -  $        -    $          -   $        -
                           ===========   =========     ===========    =========

Weighted Average Number of
 Common Shares Outstanding

  Basic                     90,040,619  46,496,338      87,280,199   40,396,338
                           ===========  ==========     ===========   ==========

  Fully Diluted            130,026,102  46,496,338     107,390,697   40,396,338
                           ===========  ==========     ===========   ==========



See notes to the condensed consolidated financial statements.

                             Global Concepts, LTD
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
                 Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                               Six Months Ended
                                                   June 30,
                                            ---------------------
                                               2005        2004
                                           -----------  ----------
Cash Used in Operating Activities
 Net Cash Provided by (Used in)
  Operating Activities                     $  751,000  $  (36,000)
                                            ---------   ---------

Cash Flows From Financing Activities
 Proceeds from debt                         1,151,000      37,000
                                            ---------   ---------
 Net Cash Provided by Financing Activities  1,151,000      37,000
                                            ---------   ---------
Cash Flows From Investing Activities
 Cash paid purchase of fixed assets          (974,000)          -
                                            ---------   ---------
 Net Cash Used in Investing Activities       (974,000)          -
                                            ---------   ---------

Net Increase in Cash and Equivalents          928,000       1,000

Cash and Equivalents at Beginning of Period     1,000       2,000
                                            ---------   ---------
Cash and Equivalents at End of Period      $  929,000  $    3,000
                                            =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
 Cash paid during the year for:
  Interest                                 $  435,000  $        -
                                            =========   =========
  Income taxes                             $        -  $        -
                                            =========   =========


Supplemental schedule of Non Cash Investing and Financing Activities

     During the six months ended June 30, 2005, the Company issued a $1,500,000 promissory note in exchange for $500,000 cash and the extinguishment of an outstanding obligation of $400,000. Additionally, a discount of $600,000 was recorded.

     During the six months ended June 30, 2005, the Company issued 23,571,000 shares to consultants valued at $234,000.



See notes to the condensed consolidated financial statements.

                            Global Concepts, LTD
   (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
          Notes to the Condensed Consolidated Financial Statements
                 For the Six Month Period Ended June 30, 2005
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and disclosures thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - GOING CONCERN

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred an accumulated deficit. Further, at June 30, 2005, current liabilities exceed current assets by $2,269,000 and total liabilities exceed total assets by $1,875,000. These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - PROMISSORY NOTE

     On January 26, 2005 the Company issued a $1,500,000 promissory note to Cornell Capital Partners in exchange for $500,000 cash and retirement of $400,000 in prior debt. The difference of $600,000 was treated as a discount. This discount on the note is being amortized on a straight line basis with the amortization being recognized as interest expense.  The unamortized
discount on the note at June 30, 2005 was $350,000.   The promissory note
bears interest at the rate of 12% per annum with monthly principal payments of $250,000 plus accrued interest to be paid commencing August 26, 2005 through January 26, 2006. See: Note 12 (Subsequent Events) regarding the refinancing in August of the promissory note.

                             Global Concepts, LTD
   (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
           Notes to the Condensed Consolidated Financial Statements
                For the Six Month Period Ended June 30, 2005
                                (Unaudited)

NOTE 5 - NOTE PAYABLE

     During the quarter ending on June 30, 2005, the Company borrowed $165,000 from a third party, due on demand. The company repaid $100,000 of the loan during the quarter leaving a balance of $65,000 due at June 30, 2005.

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

     Also, pursuant to the agreement, the Company issued a $2,499,000 convertible debenture to the Margolies Family Trust to satisfy the Company's debt to the Margolies Family Trust as of December 31, 2004. The debenture is convertible into common stock at the average of the closing bid prices for the five trading days preceding the conversion, except that the conversion will be limited to 2.77% of the principal amount of the debenture per month. The debenture will bear interest at 6% per annum.

NOTE 7 - FIXED ASSETS

     The Company purchased trucks at a estimated value of $10,575,000 in exchange for $1,041,000 and the assumption of notes payable of $1,285,000 from a company that was in bankruptcy.

                             Global Concepts, LTD
   (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
           Notes to the Condensed Consolidated Financial Statements
                For the Six Month Period Ended June 30, 2005
                                (Unaudited)

NOTE 8 - PROFORMA INFORMATION

     The following proforma information is based on the assumption that the acquisition of CLTA took place as of January 1, 2004:


                                  Three Months Ended       Six Months Ended
                                    June 30, 2005            June 30, 2005
                                  ------------------      ------------------
Net Sales                           $   4,062,000            $   8,134,000
Loss From Operations                $    (434,000)           $    (676,000)
Loss Per Share From Operations      $           -            $        (.01)


NOTE 9 - EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock.

                                     Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                  ----------------------- ---------------------
                                      2005        2004        2005       2004
                                  -----------  ---------- ----------- ----------
Weighted average number of common
 shares used in basic EPS           90,040,619 46,496,338  87,280,199 40,396,338

Effect of dilutive securities:
 Warrants                           39,985,483          -  20,110,498          -
                                   ----------- ---------- ----------- ----------
Weighted average number of common
 shares and dilutive potential
 common stock used in diluted EPS  130,026,102 46,496,338 107,390,697 40,396,338
                                   =========== ========== =========== ==========


NOTE 10 - SETTLEMENT OF CONVERTIBLE DEBENTURE

     On May 17, 2005, the Company entered into an agreement to settle its obligation on a $200,000 convertible debenture through issuance of $100,000 of its common stock by September 17, 2005.

                            Global Concepts, LTD
   (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
          Notes to the Condensed Consolidated Financial Statements
                 For the Six Month Period Ended June 30, 2005
                                 (Unaudited)

NOTE 11 - EMPLOYEE STOCK OPTIONS

     On April 4, 2005, the Company granted options to purchase up to 40,000,000 shares of common stock at an exercise price of $0.05 per share. The options were granted to the Company's current and former chairman and chief executive officers for services rendered. The options expire on March 31, 2008. The Company applies the recognition and measurement provisions of APB Opinion 25 to account for employee stock compensation costs. Accordingly, no compensation cost has been recognized for these plans.

     Had compensation cost for the stock options been determined based on the fair value at the grant date consistent with FASB Statement No. 123, the Company's net earnings and earnings per share are estimated below:


                             Three Months Ended            Six Months Ended
                                  June 30,                     June 30,
                            ----------------------    -------------------------
                               2005        2004          2005          2004
                            ----------   ---------    -----------    ---------
Net income (loss) as
 reported                   $   483,000  $  (49,000)   $   466,000   $ (294,000)
Compensation cost based on
 fair value method           (1,920,000)          -     (1,920,000)           -
                             ----------    --------     ----------    ---------
Proforma net income (loss)  $(1,437,000) $  (49,000)   $(1,454,000)  $ (294,000)

Basic Earnings Per Share
 As Reported                $      0.01  $     0.00    $      0.01   $    (0.01)
                             ==========    ========     ==========    =========

 Proforma                   $     (0.02) $     0.00    $     (0.02)  $    (0.01)
                             ==========    ========     ==========    =========
Diluted Earnings Per Share
 As Reported               $130,026,102 $40,396,338   $107,390,697  $46,496,338
                            ===========  ==========    ===========   ==========

Proforma                    $     (0.01) $        -    $     (0.01)  $        -
                             ==========    ========     ==========    =========

     The fair value of the option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

     Risk free interest          3.79%
     Dividend yield              0.00%
     Volatility                233.00%
     Expected term            3 years
     Fair value of options
      granted                 $ 0.048

                               Global Concepts, LTD
    (Formerly Known as Transportation Logistics Int'l Inc. and Subsidiaries)
             Notes to the Condensed Consolidated Financial Statements
                    For the Six Month Period Ended June 30, 2005
                                 (Unaudited)

NOTE 11 - EMPLOYEE STOCK OPTIONS, Continued

     Employee stock options outstanding and exercisable at June 30, 2005 were:


                                                                    Weighted
                                                 Number of          Average
                                                  Shares         Exercise Price
                                               ------------      --------------
     Outstanding at January 1, 2005                      -         $     -
     Granted                                    40,000,000            0.05
     Exercised                                           -               -
     Forfeited                                           -               -
                                                ----------           -----
     Outstanding at June 30, 2005               40,000,000         $  0.05
                                                ==========           =====

     Exercisable at June 30, 2005               40,000,000         $  0.05
                                                ==========           =====

NOTE 12 - SUBSEQUENT EVENTS

     Acquisition of SLATE

     Effective July 1, 2005, the Company purchased 80% of the capital stock of Societe Lyonnaise Altrementet de Transports Europeans (SLATE). The purchase price was $840,000 payable in installments through June 30, 2006.

     Issuance of Convertible Debenture

     On August 1, 2005 Global Concepts sold to Cornell Capital Partners a Secured Convertible Debenture. The Debenture is in the principal amount of $2,500,000. In exchange for the Debenture Cornell Capital Partners surrendered the $1.5 million Promissory Note issued to it in January 2005 and paid $900,000 from which it deducted a $20,000 fee for Cornell Capital Partner's legal counsel. The difference of $100,000 was treated as a discount.

     Global Concepts is required to commence payments on the Secured Convertible Debenture on the first day of the month following the earlier of (a) the date when the Securities and Exchange Commission declares effective a prospectus that will permit Cornell Capital Partners to resell to the public the shares issued on conversion of the Debenture or (b) January 1, 2006. Payments will be made in equal monthly installments through February 1, 2007. Cornell
Capital Partners is entitled to convert the debenture into common stock at a price of $.20 per share. However, in the event that Global Concepts commits a material default in its obligations under the Debenture and related documents, the conversion price will be reduced to $.06 per share. Cornell Capital Partners' right to convert the Debenture is limited, however, to the extent that it cannot convert the Debenture into an amount of shares that would cause it to own more than 4.9% of Global Concepts' outstanding shares. Global Concepts' obligations under the Debenture are secured by a pledge of all of Global Concepts assets.

     Issuance of Stock

     In July 2005, the Company issued 6,350,000 shares of its common stock to consultants.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

     Forward-looking Statements

     This Report contains certain forward-looking statements regarding Global Concepts, Ltd., its business and financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. A detailed discussion of some of the risks that may cause such a difference has been set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 in the section numbered "Item 6" under the heading "Risk Factors that May Affect Future Results." Among the more significant factors are:

     1. Our current liabilities far exceed our current assets. So we may have difficulty funding our ongoing operations.
     2. Virtually all of our business operations are carried out by our French subsidiaries. The working capital of these subsidiaries is retained to fund the operations of the subsidiaries. This factor may hinder our ability to satisfy the debts of the parent company.
     3. We owe $2,500,000 to Cornell Capital Partners. Payment of the debt will commence at the end of 2005. It is likely that we will settle the debt by issuing common stock to Cornell Capital Partners, which it will then resell to the public. These transactions may reduce the market price for our common stock.

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

Results of Operations

     Our French subsidiary, Compagnie Logistique de Transports Automobiles ("CLTA"), carries on its business operations in Euros. In the following discussion, the financial results realized by CLTA have been expressed in U.S. Dollars at the conversion rate in effect on June 30, 2005, which was approximately 0.8 U.S. Dollars to 1 Euro. Any gain or loss realized by reason of the exchange of Euros into Dollars for accounting purposes is recorded in the equity section of the balance sheet as "other comprehensive income."

     In the second half of 2004 Global Concepts acquired its first three operating subsidiaries: Advanced Medical Diagnostics LLC, Compagnie Logistique de Transports Automobiles ("CLTA"), and J&J Marketing, LLC. Its fourth, Societe Lyonnaise d'Affretement et de Transports European ("SLATE") was not acquired until July 2005, and so has not affected our reported financial results. Advanced Medical Diagnostics has not generated any revenue
to date.   The revenue and expenses of J&J Marketing are negligible.
Accordingly, the results of operations reported for the first six months of 2005 effectively represent the results of CLTA. The results of operations for the first six months of 2004 represented consulting services provided by Global Concepts' management, and are not comparable to the 2005 operations.

     During the six months ended June 30, 2005, the Company reported gross revenue of $21,282,000, almost entirely from CLTA. It incurred $17,514,000 in direct costs in producing those revenues, yielding a gross profit of $3,768,000. The gross margin of 17.7% realized in the period was typical of the margin that can be expected from the services performed by CLTA for
Peugeot and Citroen, since those revenues are primarily realized from a fixed price contract, as well as from those performed for CLTA's air freight delivery customers, since those too are under contract. In July, however, the Company acquired SLATE and is engaged in integrating SLATE with its existing
French operations.   SLATE's operations have some overlap with CLTA's auto
distribution services, but under different contracts. The effect that SLATE will have on the Company's gross margin, therefore, cannot be predicted at this time.

     The operations of CLTA yielded a net profit of $1,633,000. However, because Global Concepts owned only 82% of the capital stock of CLTA on June 30, 2005 (increased from 60% at December 31, 2004), a reduction of $294,000 attributable to the "minority interest" was recorded on Global Concepts' statements of operations.

     Global Concepts incurred an "interest expense" of $530,000 during the first quarter of 2005. Approximately $150,000 was attributable to the value of the beneficial conversion feature in the $1,500,000 note issued to Cornell Capital Partners during the quarter. In addition, $200,000 of the interest expense was attributable to amortization of the discount given to Cornell Capital Partners when it purchased the note from Global Concepts for $900,000. The remaining $400,000 of the discount will be similarly expensed over the life of the note. The note was scheduled to terminates on January 26, 2006. In August, however, Global Concepts and Cornell Capital Partners refinanced the note, replacing it with a note that terminates on February 1, 2007.

     During the first half of 2005 the Company issued 23,571,000 shares of its common stock to employees and consultants. The market value of those shares represent expenses of the Company. A portion of the expense was incurred in the sixth months ended June 30, 2005, including $234,000 attributable to shares issued to consultants, as well as a portion of the $2,244,000 "selling, general & administrative" expense incurred in the six months ended June 30, 2005.
After taking those expenses into account, Global Concepts realized a net income of $466,000 for the six months ended June 30, 2005.

     A portion of the common stock issued to consultants during the first six months of 2005 was compensation under two year contracts. The market value of those shares has been recorded as a reduction to equity identified as "prepaid consulting." In addition, a portion of the shares issued to employees has been recorded as a reduction to equity identified as "deferred compensation." The aggregate of $1,030,000 in deferred compensation and prepaid consulting on Global Concepts' balance sheet at June 30, 2005 will be expensed in future periods when Global Concepts expects to realize the benefit of the consulting or employment services.

Liquidity and Capital Resources

     Global Concepts at June 30, 2005 had a working capital deficit of $2,269,000, in part due to liabilities in excess of $1.2 million continuing from the period prior to its acquisition of CLTA. CLTA itself has adequate working capital to carry on its operations, primarily because Global Concepts has incurred debt in the past several months to fund contributions to the capital of CLTA.

     In November, 2004, and January and August 2005 Global Concepts borrowed $1,800,000 from Cornell Capital Partners, primarily to fund our acquisition of CLTA, the purchase of a fleet of vehicles for use by CLTA, and our acquisition of SLATE. Because Global Concepts is unable to borrow on conventional terms, it was forced to give Cornell Capital Partners a note in the principal amount of $2,500,000 in exchange for the $1,800,000 loan. The note bears interest at 12% per annum. Monthly payments will be due on that note commencing no later than January 1, 2006 and ending on February 1, 2007. The monthly payments will be equal in amount. The amount of the monthly payment will be determined by dividing the aggregate amount payable during the term of the debenture by the number of months from the first payment date to February 2007.

     The note purchased in January 2005 required Global Concepts to pay $1,500,000 to Cornell Capital Partners along with interest at a rate of 12% per annum. However, the note was recorded on our balance sheet at the purchase price paid for it by Cornell Capital Partners - $900,000 included in the liability labeled "Promissory note." Because Global Concepts sold the note to Cornell Capital Partners at a substantial discount from the principal amounts of the notes, a portion of the note is accounted for as a "discount" and does not appear on the balance sheet. At June 30, 2005 the aggregate amount of unamortized discounts on the two notes was $350,000. This amount will be amortized over the term of the note, and will be recognized as interest expense when it is amortized. Accordingly, the interest rate on the notes, while stated to be 12%, actually exceeds 78%.

     In order to satisfy our debt to Cornell Capital Partners we have entered into a "Standby Equity Distribution Agreement" with Cornell Capital Partners. The Standby Equity Distribution Agreement becomes effective when we provide Cornell Capital Partners with a prospectus that will permit it to resell to the public any shares it acquires from Global Concepts. During the two years after the Securities and Exchange Commission declares that prospectus effective, Global Concepts may demand that Cornell Capital Partners purchase shares of common stock from Global Concepts. Global Concepts may make a demand no more than once every five trading days. The maximum purchase price on each demand is $250,000. The Standby Equity Distribution Agreement recites that

Global Concepts may demand from Cornell Capital Partners up to $5,000,000 during its term. The number of shares that Cornell Capital Partners will purchase after a demand will be determined by dividing the dollar amount demanded by a per share price. The per share price used will be 95% of the lowest daily volume-weighted average price during the five trading days that follow the date a demand is made by Global Concepts. Cornell Capital
Partners is required by the Agreement to pay each amount demanded by Global Concepts, unless (a) there is no prospectus available for Cornell Capital Partners to use in reselling the shares, (b) the purchase would result in Cornell Capital Partners owning over 9.9% of Global Concepts outstanding shares, or (c) the representations made by Global Concepts in the Agreement prove to be untrue.

     Our plan is to sell common stock to Cornell Capital Partners in order to meet our debt service obligations. This will result in a significant increase in our outstanding common stock. At the closing market price of $.20 per share on August 5, 2005, satisfaction of our entire debt to Cornell Capital
Partners would require that we issue over 13 million.   However, the influx of
shares in that quantity into the market is likely to result in a reduction in the market price for our common stock. Therefore it is likely that considerably more shares will have to be sold in order to satisfy our obligations to Cornell Capital Partners.

     Global Concepts also owes $2,499,000 to the family of its founder, resulting from loans made to fund the operations of Global Concepts during the past five years. That debt is now represented by a debenture bearing interest at 6% that is convertible into common stock at the market price. The principal and interest on the debenture are payable on January 1, 2009.

     Global Concepts realized net cash flow of $751,000 during the first six months of 2005, entirely from the operations of CLTA. However, because CLTA is currently expanding its operations, it has significant working capital requirements. Therefore, to date CLTA has made no cash distributions to Global Concepts other than a monthly management fee of $10,000. This situation severely limits the ability of Global Concepts to settle the obligations that remain from prior years. Because of these liabilities, the financial condition of Global Concepts will remain unstable until it is able to leverage its ownership of CLTA into a source of significant liquidity, either through enhanced cash flow from CLTA or financing based on its interest in CLTA.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Eduardo Rodriguez, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Global Concepts' disclosure controls and procedures as of June 30, 2005. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Global Concepts in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Global Concepts is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Rodriguez concluded that Global Concepts' system of disclosure controls and procedures was effective as of June 30, 2005 for the purposes described in this paragraph.

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

     None.

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

                                 GLOBAL CONCEPTS, LTD.

Date: August 10, 2005            By: /s/ Eduardo Rodriguez
                                 -------------------------------------------
                                 Eduardo Rodriguez, Chief Executive Officer,
                                  Chief Financial Officer, Chief Accounting
                                  Officer